Form 10-Q
period 2009-12-22
SWEET SPOT GAMES INC
filed 2009-12-24
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission File No. 333-157281


                               SWEET SPOT GAMES, INC.
                   NEVADA                             26-2909561
           ------------------------------   ---------------------------------
           (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

                        2840 HIGHWAY 95 ALT. S, SUITE 7
                           SILVER SPRINGS, NV 89429
                   -----------------------------------------
                   (Address of principal executive offices)


                                (519) 872-2539

                          --------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [ ] NO

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

 [ ] YES [X] NO

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [x ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2009:
30,110,000

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


Page

				Table of Contents
                         10-Q - Sweet Spot Games, Inc.
                                   FORM 10-Q


PART I

ITEM 1. FINANCIAL STATEMENTS				1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	PLAN OF OPERATION				7
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK				10
ITEM 4T.CONTROLS AND PROCEDURES				11


PART II

Items 1 through 5 not applicable.
ITEM 6. EXHIBITS					12

SIGNATURES						13

EX-1 (EXHIBIT 31.1)
EX-2 (EXHIBIT 32.1)

ITEM 1. FINANCIAL STATEMENTS

SWEET SPOT GAMES, INC.

SWEET SPOT GAMES, INC.INC.
(An Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  September        June 30, 2009
                                                  30, 2009
                                                  (Unaudited)
                                                  ----------   	   -------------
ASSETS

Current assets
 Cash                                              $  6,349         $17,802
                                                  ----------   	    -------

Property and equipment
 Equipment                                            3,253          3,252
 Less: accumulated depreciation                      (1,204)          (933)
                                                  ----------   	    -------
   Net property and equipment                         2,049          2,319
                                                  ----------   	    -------

Other assets
 Software development costs                           4,000         24,900
 Less:  accumulated amortization                          -         (2,767)
                                                  ----------   	    -------
   Total other assets                                 4,000         22,133
                                                  ----------  	    -------
                                                  $  12,398         $42,254
                                                  ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable - trade                          $    600            600
 Accrued expenses                                         -            558
                                                  ----------   	    -------
    Total current liabilities                           600          1,158
                                                  ----------   	    -------

Stockholders' equity
  Preferred stock - authorized 5,000,000 shares,          -              -
   $0.001 par value; none issued

  Common stock - authorized 75,000,000 shares,       30,110         30,110
   $0.001 par value; issued and outstanding
   30,180,000 and 30,110,000 shares at September
   30, 2009 and June 30, 2009, respectively.
  Additional paid in capital                        717,755        704,390
  Deficit accumulated during the
  development stage				   (736,067)      (693,404)
                                                  ----------   	  ---------
    Total stockholders' equity                       11,798         41,096
                                                  ----------   	  ---------
                                                   $ 12,398         $42,254
                                                  ==========      =========
Difference					   $      -	    $    -

*The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.





Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Income Statements

                                                        For the Three               For the Three               (Inception) to
                                                         Months Ended                Months Ended           September 30, 2009
                                                   September 30, 2009          September 30, 2008
                                               ----------------------      ----------------------       ----------------------

Revenue
 Sales                                        $                     -     $                     -     $                 13,325
                                               ----------------------      ----------------------       ----------------------

Operating expenses
  Advertising and promotion                                                                     -
                                                                  626                                                      626
  Automobile expense                                                                            -
                                                                   23                                                       23
 Bank and other interest charges
                                                                  518                         263                        1,672
 Depreciation and amortization
                                                                  271                         120                        3,971
 Legal and professional fees                                        -                                                  650,451
                                                                                           32,500
 Management fee                                                 4,442                           -                       10,000
 Supplies
                                                                  967                         493                        2,440
 Travel and meals                                                                                                       37,388
                                                                9,833                         472
 Website development expense                                                                                            20,296
                                                                3,458                         300
                                               ----------------------      ----------------------       ----------------------
   Total operating expenses                                    20,138    $                 34,148                      726,867
                                               ----------------------      ----------------------       ----------------------

Other expenses
 Loss on software development                                  22,133                           -                       22,133
 Loss on foreign exchange                                         392                           -
                                                                                                                           392
                                               ----------------------      ----------------------       ----------------------
   Total other expenses                                        22,525                           -                       22,525
                                               ----------------------      ----------------------       ----------------------

Net loss                                     $               (42,663)    $               (34,148)      $             (736,067)
                                                       ==============              ==============               ==============

Weighted average number of shares                          30,112,917                  29,765,000                   29,929,375
outstanding

Loss per share                               $                 (0.00)    $                 (0.00)      $                (0.02)

*The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.





Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Statements of Stockholder Equity



									    Common Stock
                                                                        Number of    Amount  Additional	  Accumulated    Total
                                                                         Shares                 Paid        Deficit
                                                                                              in Capital
                                                                       -----------   ------- -----------  ------------   -------

Balance at June 2, 2008                                                26,500,000  $ 26,500  $ (14,000)  $         -    $ 12,500
(Date of Inception)
Common stock issued for services performed                              3,000,000     3,000    597,000             -     600,000
Net loss for June 2, 2008 to June 30, 2008                                      -         -          -      (612,101)   (612,101)
                                                                       -----------   ------- -----------  ------------   -------



Balance at June 30, 2008                                               29,500,000    29,500    583,000      (612,101)        399

Private placement memorandum, shares issued from July 1, 2008 to          450,000       450     89,550             -      90,000
September 30, 2008 at $0.20 per share
Private placement memorandum, shares issued in April and May 2009 at      160,000       160     31,840             -      32,000
$0.20 per share
Net loss for the year ended June 30, 2009                                       -         -          -       (81,303)    (81,303)
                                                                       -----------   ------- -----------  ------------   -------



Balance at June 30, 2009                                               30,110,000    30,110    704,390      (693,404)     41,096

Private placement memorandum, shares issued in September 2009 at $0.20     70,000        70     13,930             -      14,000
per share

Syndication fees                                                                -         -      (635)             -        (635)

Net loss for the quarter ended September 30, 2009                               -         -          -       (42,663)    (42,663)
                                                                       -----------   ------- -----------  ------------   -------


Balance at September 30, 2009                                          30,180,000  $ 30,180  $ 717,685   $  (736,067)   $ 11,798
                                                                       ===========   ======= ===========  ============   =======

* The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.



Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows




                                                      For the Three
						      Months Ended              For the Three             (Inception) to
                                                      September 30, 2009        September 30, 2008        September 30, 2009
                                                      ------------------        ------------------       -------------------
Cash flows from operating activities

 Net loss                                             $         (42,663)        $         (34,148)       $         (736,067)
 Adjustments to reconcile net loss to
  cash used in operating activities
   Depreciation and amortization                                    271                       120                     3,971
     Common stock issued for services                                 -                         -                   600,000
     performed
   Loss on software development                                  22,133                         -                    22,133
   Loss on foreign exchange                                         392                         -
                                                                                                                        392
   Changes in assets and liabilities
    Accounts payable                                                  -                         -
                                                                                                                        600
    Accrued expenses                                                                            -                         -
                                                                  (558)
                                                      ------------------        ------------------       -------------------


      Net cash used in operating activities                    (20,425)                  (34,028)                 (108,971)
                                                      ------------------        ------------------       -------------------

Cash flows from investing activities
 Cash purchases of property and equipment                             -
                                                                                          (3,253)                   (3,253)
 Cash spent on software development costs                       (4,000)                                            (28,900)
                                                                                          (6,800)
                                                      ------------------        ------------------       -------------------

      Net cash used in investing activities                     (4,000)                  (10,053)                  (32,153)
                                                      ------------------        ------------------       -------------------

Cash flows from financing activities
 Issuance of common stock                                        12,972                    90,000                   147,473
 Additional paid in capital                                      12,972                    90,000                   148,108
 Syndication Fees                                                 (635)                         -                     (635)
                                                      ------------------        ------------------       -------------------

Net increase (decrease) in cash                                (11,453)                    45,919                     6,349
Cash at beginning of period                                      17,802                       399                         -
                                                      ------------------        ------------------       -------------------

Cash at end of year                                   $           6,349         $          46,318        $            6,349
                                                      ==================        ==================       ===================


*The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.



SWEET SPOT GAMES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.  ORGANIZATION AND OPERATIONS

         NATURE OF OPERATIONS
         Sweet Spot Games, Inc. (the "Company") was organized in Nevada on June 2, 2008. The Company is a development stage company and currently has no operations. The Company is a developer of online multiplayer skill based games.

         The Company develops games in a 3D environment allowing users from around the globe to compete in an environment that very closely resembles the graphic quality of console based systems such as Microsoft's Xbox or Sony's Play Station.

         The Company's mandate is to continue producing highly attractive and interactive online multiplayer skill-based games that revolutionize the environment in which online gaming applications exist today.

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America ("US GAAP") have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2009, included on form S-1/A.

         In the opinion of management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results expected for the entire fiscal year.

         BASIS OF ACCOUNTING
         The Company's policy is to prepare its financial statements in conformity with generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements on a going concern basis, which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future. The Company maintains it financial records on an accrual method of accounting.

         The Company's ability to continue as a going concern is dependent upon the continued ability to obtain financing to repay its current obligations and fund working capital until it is able to achieve profitable operations. The Company will seek to obtain capital from equity financing through private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. There can be no assurance that the Company will be able to raise sufficient debt or equity capital on satisfactory terms. If management is unsuccessful in obtaining financing or achieving profitable operations, the Company may be required to cease operations. The outcome of these matters cannot be predicted at this time. These financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

         SOFTWARE DEVELOPMENT COSTS
         In March 2000, the Emerging Issues Task Force, known as "EITF," reached a consensus on ASC 350, Accounting for Website Development Costs. Under ASC 350, accounting for website development costs depends on the stage in which costs are incurred. During planning the website, all costs incurred are expensed as incurred. During developing the applications and infrastructure, costs may be incurred to acquire or develop both hardware and software needed to operate the site. All software costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), Accounting for the Cost of Computer Software Development or obtained for internal use. Under SOP 98-1, certain software development costs are capitalized and amortized over the estimated useful life of the website. Graphics are a component of software and their initial development costs should be accounted for under SOP 98-1. After the launch of the website, graphics charges should be expensed as incurred, except for website enhancements, which should be capitalized. All costs of operating the site should be expensed as incurred. The costs we incurred and developing our website are accounted for using ASC 350.

         REVENUE RECOGNITION
         The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectible. After the customer has accessed the website and answered the questions necessary to execute the forms and documents for participation, the customer is required to pay for the services with a credit card. The credit card charge is immediately electronically processed and approved or declined. Once approved, the Company immediately completes the actual filing forms and documents and files them electronically, if possible, or overnights them to the appropriate state. At that point, we recognize the revenue from the transaction.

         LOSS PER SHARE
         Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year.

         RESEARCH AND DEVELOPMENT COSTS
         Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about a significant improvement to an existing product or process. Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. All research and development costs have been expensed as incurred in accordance with ASC 730.

     2.  ACCOUNTING PRONOUNCEMENTS

         Effective for our interim financial statements as of September 30, 2009, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") became the primary source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in accordance with GAAP. Rules and interpretations of the SEC are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards but does not change GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

         In March 2008, the FASB issued ASC No. 815, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". ASC No. 815 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FASC No. 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FASC No. 815 to have a material effect on the condensed financial statements.

         In December 2007, the FASB released ASC 805 "Business Combinations". This standard revises and enhances the guidance set forth in ASC 805 by establishing a definition for the "acquirer," providing additional guidance on the recognition of acquired contingencies and non-controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. ASC 805 is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on the current condensed financial statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

         In December 2007, the FASB released ASC 810, "Non-Controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the standard to have a material impact on the condensed financial statements.

         In April 2009, the FASB released ASC 820, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This position provides additional guidance for estimating fair value in accordance with ASC 820, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased as well as identifying circumstances that indicate a transaction is not orderly. The Company does not expect the standard to have a material impact on the condensed financial statements.

         In April 2009,  the  FASB  released  ASC  320  and  FASC  958,
         "Recognition and Presentation of Other-Than-Temporary Impairments," which is intended to provide greater clarity to investors about the credit and noncredit component of an other than temporary impairment charge ("OTTI") and to more effectively communicate when an OTTI event has occurred. This FSP applies to debt securities and requires that the total OTTI be presented in the consolidated statement of income with an offset for the amount of impairment that is the noncredit component recognized in other comprehensive income. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that it does not have the intent to sell the security or it is more likely than not that it will not have to sell the security prior to its anticipated recovery. Also in accordance with FSP ASC 320 and ASC 958, prior periods' noncredit component other than temporary impairment charges are reclassified as additions to retained earnings and reductions in accumulated other comprehensive income. The Company does not expect the standard to have a material impact on the condensed financial statements.

         In May 2009, the FASB released ASC 855, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Effective for our interim financial statements as of September 30, 2009, we reviewed events occurring through the filing date of this document.

     3.    RELATED PARTY TRANSACTIONS

         The Company incurred compensation and payroll tax expense in the amount of $5,000 and $5,558 which was paid to a relative of the Company's President for the quarter ended September 30, 2009 and the year ended June 30, 2009, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

                          Forward Looking Statements

We make certain forward-looking statements in this report. Statements that are not historical facts included in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-Q. Cautionary Disclosures include, among others:

general economic conditions, the strength and financial resources of the Company's competitors, environmental and governmental regulation, labor relations, availability and cost of employees, material and equipment, regulatory developments and compliance, fluctuations in currency exchange rates and legal proceedings. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Description of Business," as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the factors discussed in the section entitled "Risk Factors" and the following:


   - the effect of political, economic, and market conditions and geopolitical events;

   - legislative and regulatory changes that affect our business;

   - the availability of funds and working capital;

   - the actions and initiatives of current and potential competitors;

   - investor sentiment; and

   - our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Form 10-Q.

Overview

Sweet Spot Games, Inc. (the "Company") is currently a developmental stage company that has limited revenues. The company has developed and launched an online multiplayer game known as "Combat" which it expects to allow worldwide users to connect through the internet. In March, 2009 we issued our first annual license for the Combat game to "Cribwars" Corporation, a Canadian purveyor of a board game of the same name for the sum of $13,325 plus 50% of the online revenues generated from the online version of the cribwars game. To date we have received no royalties from the game. To play combat, players download the proprietary software from our website to compete with other players for small prizes and recreation the company hopes to generate revenue through in-game advertisement, product placement, and, in the future, possibly gaming. The company hopes to position itself as an online multiplayer game developer and to create in market other online games in the future.

In September, 2009 the Company determined that the Combat game failed to reach commercial success and decided to abandon the game. A charge of $22,133 was taken as loss on software development which represented the unamortized capitalized value of the game.

The company expects to launch its first fully developed online multiplayer game, "Jockey" early in 2010. The game is an online horse racing simulator which allows users worldwide to connect through the Internet, download the software and become virtual jockeys.

The "pay to play" aspect of the game and advertising are the two methods that the company will use to generate revenue. The payment from each participant is broken down into four categories that will allow users to be able to choose the intensity of their bet on each race. They will have the ability to setup an online account with an online payment processing company and will be able to withdraw and deposit funds in real-time. Payment will be categorized into $2, $5, $10 and $20 dollar rooms. Once a room is filled with the necessary 8 players the race will commence. There will be multiple rooms for each category. The company will take a 25% cut from each race, leaving the remaining 75% to be distributed among the top three finishers.

The game itself allows users to control the horse and easily manoeuvre camera angles which will enable them to view 360 degrees from their current position, similar to real life. Jockey has also built-in collision detection that slows down the horse if the rider happens to bump into another horse or if they hit a barrier. Each user will be allowed to use 10 lashes that speed up the horse by 15%. Steering and the timing of the lashes will be determining factors in the race. The bottom of each users' screen displays the elapsed time, current position on the track, placement and speed in km/h.

The Company has the ability to develop gaming applications in a true 3D environment featuring skill-based multi-player connectivity and a "pay-for-play" payment platform. The Company has chosen the approach of marketing its applications to existing online portals that have the ability to host and feature the applications to their existing audience. This strategy allows the Company to focus on using its current resources on developing an extensive portfolio of online gaming applications rather than marketing the games independently.

Plan of Operations

To date the Company has financed its operations exclusively from private placements. Until the Company begins to generate revenues, it expects to continue to rely on raising capital through the sale of its common stock to third parties. The Company has no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next twelve (12) months. There is no assurance that our officers can or will provide such funds when the need arises.

The Company was organized in Nevada on June 2, 2008. The Company is a development stage company and currently has limited operations. The Company is a developer of online multiplayer skill-based "pay-for-play" gaming applications.

The Company has the ability to develop gaming applications in a true 3D environment featuring multi-player connectivity and a "pay-for-play" payment platform. The Company has chosen the approach of marketing its applications to existing online portal that have the ability to host and feature the applications to their existing audience. This strategy allows the company to focus on using its current resources on developing an extensive portfolio of online gaming applications rather than marketing the games independently.

The Company has initiated development of the "Jockey" gaming application. "Jockey" is expected to be an online multi-player skill-based horse racing simulator that allows users from around the world to connect and compete amongst each other in a true 3D environment for real-money. Upon completion, the Company intends to license the "Jockey" game on a "white-label" revenue-sharing basis to existing online portals that already have a significant amount of traffic and are looking to expand their offering within the gaming market. To date we have received no royalties or revenues from the "Jockey" game. The Company hopes to position itself as a leader in the development of multi-player skill-based gaming applications for the online and mobile application market.

The game itself allows users to control the horse and easily manoeuvre camera angles which will enable them to view 360 degrees from their current position, similar to real life. Jockey has also built-in collision detection that slow down the horse if the rider happens to bump into another horse or if they hit a barrier. Each user will be allowed to use 10 lashes that speed up the horse by 15%. Steering and the timing of the lashes will be determining factors in the race. The bottom of each users' screen displays the elapsed time, current position on the track, placement and speed in km/h.

The revenue making aspect of the company is generated by a "pay to play" model. Users pay a specified amount depending on which game room they enter. They are allowed to spend $2, $5, $10 and $20. Once a room is filled with 8 players the race begins. The top three finishers split 75% of the pot while the house takes a cut of 25%.

We believe the online gaming portal community exceeds 1,200 major players throughout the global landscape. Our approach from the onset was to specialize in our niche in becoming a developer of online multi-player skill-based games and in turn license these applications on a white-label revenue-sharing basis.

Our approach in marketing our gaming applications includes the initial generation of an extensive database that will contain the contact information of each online gaming portal that exceeds certain minimum specifications in terms of membership size, geographic scope, licensing retention and jurisdiction and daily traffic volumes. Once we have narrowed down our contact list with portals that we determine would benefit most from incorporating our applications, an initial call will be placed into each company to determine who has the role of Director of Marketing or Business Development. Once determining our point of contact, an initial package will be sent out containing information on Sweet Spot Games, Inc. and a proposed Partnership Plan.

Our initial goal is to establish the core gaming infrastructure that will facilitate the licensing mechanism to our partner network. Our approach in licensing our applications included a "black box" local installation and a monetary audit tool that monitors the cash flow of "pay-for-play" revenue from our specific applications installed on the partner portal.

Our secondary goal is to initiate our marketing initiatives and focus exclusively on generating solid relationships with large online gaming portals. Our partnership agreements will be structured on a revenue sharing model. Our system is currently structured to conduct a bi-weekly cash-flow audit and will generate a report that will show what revenues have been generated and what percentage of "net" revenue is owed to our affiliate.

We are aware that each application that we launch within our partner network retains a "life-cycle". The community of users that participate in playing these applications are on the constant look-out for the next best "app". Our mandate includes the constant development of gaming applications that will facilitate the constant demand. Expanding and retaining our development team is top-priority.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $(42,663) for the three months ended September 30, 2009. During the three months ended September 30, 2009, we had net cash used in operating activities of $(20,425), net cash used in investing activities of $(4,000), and net cash provided by financing activities of $12,972. At the end of the three-month period, our cash balance was $6,349.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities of $(20,425) for the three months ended September 30, 2009 was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash included depreciation and amortization expense of $271 , loss on software development of $22,133, loss on foreign exchange of $392, and accrued expenses of $(558).

CASH  FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities of
$(4,000)   for   the  three  months  ended  September  30,  2009  was  entirely attributable to the $4,000 from cash spent on software development costs.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $12,972 provided by financing activities in the three months ended September 30, 2009 was due to additional paid in capital of $13,607 with syndication fees of $(635).

FINANCING. We ended September 2009 with $6,349 of cash and cash equivalents on our balance sheet. The cash at the beginning of the period was $17,802, and the net decrease in cash was $(11,453).

INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations, if and when they commence, will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2009 as we look to secure additional funds to both stabilize and grow our business operations and begin extraction. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2009.

OFF-BALANCE   SHEET  ARRANGEMENTS.  We  do  not  have  any  off-balance   sheet
arrangements.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2009, to the three months ended September 30, 2008:

Operating Expense

The Company recorded an operating loss of $(42,663) for the three months ended September 30, 2009 compared to a loss of $(34,148) for the three months ended September 30, 2008. Legal and professional fees were completely eliminated for the three months ended September 30, 2009, as compared to $32,500 in the same period of 2008. Depreciation and amortization were $271 for the three months ended September 30, 2009 as compared to $120 for the three months ended September 30, 2008. Expenses were added for the three months ended September 30, 2009 for advertising and promotion, totaling $626, management fee, totaling $4,442, and for automobile expense, totaling $23. None of these expenses were present for the period of 2008. Also, the travel and meals expense increased from $472 in the three months ended September 30, 2008 to $9,833 for the same period of 2009. The website development expense similarly increased from $300 to $3,458 for those same respective periods. Supplies expenses also increased from $493 to $967 for the same periods.

Other Income (Expense)

Other expense increased from none for the three months ended September 30, 2008 to $22,525 for the three months ended September 30, 2009. The Company took a charge of $22,133 for the three months ended September 30, 2009,for the unamortized value of the software development game for the Combat game which was abandoned by the Company during the quarter. The Company had amortized the software development cost of the game as compared to no software development costs for the three months ended September 30, 2008. Foreign exchange expense increased to $392 for the three months ended September 30, 2009, compared to no expenses for foreign exchange in the same period of 2009.

Net Loss
The net loss for the three months ended September 30, 2009 was $(42,663) as compared to a net loss of $(34,148) for the three months ended September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10- Q, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the quarter ended September 30, 2009, Greg Galanis ("CEO") and by our Chief Financial Officer for the quarter ended September 30, 2009. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

Our auditors, Brock, Schechter & Polakotf, LLP, reported to management on system deficiencies that constituted material weaknesses in the internal controls of the Company. We have received their comments and propose to act on their observations as follows:

1. Internal Control Environment - In order to address the issue, we are currently implementing an internal control system which, as defined by the Committee of Sponsoring Organization of the Treadway Commission, achieves the establishment of a control environment, risk assessment, control activities, information and communication and monitoring.

2. ATM activity - With the implementation of the internal controls mentioned above the use of the ATM has been precluded and according to these internal controls, receipts for business purposes and invoices for services are retained for the timely and accurate recording into the general ledger system for monitoring and communicating all financial information.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 32.1, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a- 14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a- 14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board , and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, the changes recommended by our auditors did not take effect during the quarter ended September 30, 2009 and material weaknesses still existed as of September 30, 2009. The Company intends to implement disclosure controls and procedures as designed to provide reasonable assurance of achieving our objectives subsequent to the quarter ended September 30, 2009. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States.
Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II - OTHER INFORMATION

Items 1 through 5 not applicable.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-B:

31.1 Certification of Chief Executive Officer and Chief Financial Officer Under
Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted  pursuant  to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SWEET SPOT GAMES, INC.

December 23, 2009

/s/ GREGORY GALANIS, President
------------------------------
GREGORY GALANIS,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)