Form 10-Q/A
period 2009-09-30
SWEET SPOT GAMES INC
filed 2010-01-07
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

[X] YES [ ] NO

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

January 7, 2010

/s/ GREGORY GALANIS, President
------------------------------
GREGORY GALANIS,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)