Form 10-Q
period 2009-12-31
SWEET SPOT GAMES INC
filed 2010-02-12
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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





                               Table of Contents
                         10-Q - Sweet Spot Games, Inc.
                                   FORM 10-Q




PART I

ORGANIZATION AND OPERATIONS                          4

FINANCIAL STATEMENTS                                 8

MANAGEMENT'S DISCUSSION                              13
AND ANALYSIS OR PLAN OF OPERATION

QUANTITATIVE AND QUALITATIVE                         18
DISCLOSURES ABOUT MARKET RISK

CONTROLS AND PROCEDURES                              19



PART II

EXHIBITS                                             22



SIGNATURES                                           22


EX-1 (EXHIBIT 31.1)
EX-2 (EXHIBIT 32.1)








1.          ORGANIZATION AND OPERATIONS

NATURE OF OPERATIONS
Sweet Spot Games, Inc. (the "Company") was organized in Nevada on June 2, 2008. The Company is a development stage company and currently has no operations. The Company is a developer of online, multiplayer skill based games.

The Company develops games in a three dimensional environment allowing users from around the globe to compete in an environment that very closely resembles the graphic quality of console based systems.

The  Company's  mandate  is  to  continue  producing   highly   attractive  and
interactive  online  multiplayer  skill-based  games  that  revolutionize   the
environment in which online gaming applications exist today.

       1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SOFTWARE DEVELOPMENT COSTS
In March 2000, the Emerging Issues Task Force, known as "EITF," reached a consensus on ASC 350, Accounting for Website Development Costs. Under ASC 350, accounting for website development costs depends on the stage in which costs are incurred. During planning the website, all costs are expensed as incurred. During developing the applications and infrastructure, costs may be incurred to acquire or develop both hardware and software needed to operate the site. All software costs should be accounted for under ASC 350. Under ASC 350, certain software development costs are capitalized and amortized over the estimated useful life of the website. Graphics are a component of software and their initial development costs should be accounted for under ASC 350. After the launch of the website, graphics charges should be expensed as incurred, except for website enhancements, which should be capitalized. All costs of operating the site should be expensed as incurred.

REVENUE RECOGNITION
The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectible. After the customer has accessed the website and answered the questions necessary to execute the forms and documents for participation, the customer is required to pay for the services with a credit card. The credit card charge is immediately processed electronically. Once approved, the Company immediately completes the actual filing forms and documents and files them electronically, if possible, or overnights them to the appropriate state. At that point, we recognize the revenue from the transaction.

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

In May 2009, the FASB released ASC 855, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Effective for our interim financial statements as of December 31, 2009, we reviewed events occurring through the filing date of this document.


       2.   RELATED PARTY TRANSACTIONS

The Company incurred compensation and payroll tax expense in the amount of $5,000 and $5,558 which was paid to a relative of the Company's President for the six months ended December 31, 2009 and the year ended June 30, 2009, respectively.




Sweet Spot Games, Inc.
(A Development Stage Company)
Condensed Balance Sheets

					December 31, 2009	June 30, 2009
					(Unaudited)		(Audited)
					-----------------	--------------

Assets

Current assets
Cash					$	57,122		$	17,802
					-----------------	--------------

Property and equipment
Equipment					 3,253			 3,252
Less: accumulated depreciation			(1,475)			  (933)
					-----------------	--------------
Net property and equipment			 1,778			 2,319

Other assets
Software development costs			12,000 		 	24,900
Less:  accumulated amortization			     -     	 	(2,767)
					-----------------	--------------
Total other assets				12,000 		 	22,133
					-----------------	--------------

 					$	70,900 		 $	42,254
					=================	==============

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable - trade		$	   600 		 $	   600

Accrued expenses				     -  	 	   558
					-----------------	--------------
Total current liabilities			   600 		 	 1,158
					-----------------	--------------

Stockholders' equity

  par value; none issued			     -  	 	    -
Common stock - authorized
  75,000,000 shares, $0.001 par
  value; issued and outstanding
  30,110,000 shares				30,110 			30,110
Additional paid in capital		       807,755 		       704,390
Deficit accumulated during the
  development stage			      (767,565)	              (693,404)
					-----------------	--------------
Total stockholders' equity			70,300 		        41,096
					-----------------	--------------

					$	70,900 		 $	42,254
					=================	==============


"The accompanying notes to the unaudited condensed financial statements are an integral part of these statements."







Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Income Statements

					For the Three		For the Three
					Months Ended		Months Ended
					December 31, 2009	December 31, 2008
					-----------------	-----------------

Revenue
Sales					$	      -		$	     -
					-----------------	-----------------

Operating expenses
   Advertising and promotion			    571 		     -
Bank and other interest charges			    367 		    323
Consulting expense				  6,700		 	     -
Depreciation and amortization			    271 		    271
Fees and dues					    918 		     -
Legal and professional fees			  1,500 		    500
Management fee					 10,300			     -
Office expense					    231			     -
Travel and meals				  6,647 		 12,681
Website						  1,699 		    171
					-----------------	-----------------
Total operating expenses			 29,204			 13,946
					-----------------	-----------------

Other expenses
Loss on software development			      -			     -
Loss on foreign exchange			  2,340 		     -
					-----------------	-----------------
Total other expenses				  2,340	 		     -
					-----------------	-----------------

Net loss				$	(31,544)	$	(13,946)
					-----------------	-----------------

Weighted average number of shares
  outstanding				    30,110,000 		    29,950,000

Loss per share				$	(0.00)		 $	(0.00)


"The accompanying notes to the unaudited condensed financial statements are an integral part of these statements."





Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Income Statements

					For the Six		For the Six
					Months Ended		Months Ended		Inception to
					December 31, 2009	December 31, 2008	December 31, 2009
					------------------	-----------------	------------------

Revenue
Sales					$	     -     	$	     -		$	  13,325

Operating expenses
   Advertising and promotion			  1,197 		     -			   1,197
Bank and other interest charges		 	    885 		    586			   2,039
Consulting expense				  6,700 		     -			   6,700
Depreciation and amortization			    542 		    391			   4,242
Fees and dues					    918 		     -			     918
Legal and professional fees			  1,500 		 33,000 		 651,951
Management fee					 14,742 		     -			  20,300
Office expense					  1,175 		    493 		   2,648
Travel and meals				 16,480 		 13,153 		  44,035
Website						  5,157 		    471 		  21,995
Total operating expenses			 49,296 		 48,094 		 756,025

Other expenses
Loss on software development			 22,133 		     -			  22,133
Loss on foreign exchange			  2,732 		     -			   2,732
Total other expenses				 24,865 		     -			  24,865

Net loss				$	(74,161)	$	(48,094)	$	(767,565)
					==================	=================	==================

Weighted average number of
shares outstanding				30,110,000	      29,791,429		29,964,474
					------------------	-----------------	------------------

Loss per share				$	    (0.00)	$	  (0.00)	$	    (0.03)


"The accompanying notes to the unaudited condensed financial statements are an integral part of these statements."






Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Statements of Stockholder Equity

					Common Stock			Additional
					Number				Paid in			Accumulated
					of Shares	Amount		Capital			Deficit			  Total
					---------	------		---------		-------------		  -----

Balance at June 2, 2008
  (Date of Inception)			26,500,000	$ 26,500	$  (14,000)		$      -     		 $  12,500

Common stock issued for services
  performed				3,000,000	   3,000	   597,000		       -     		   600,000
Net loss for June 2, 2008 to
  June 30, 2008				        -	       -     	         -		 (612,101)		  (612,101)
					----------	--------	-----------		----------		-----------

Balance at June 30, 2008		29,500,000	  29,500 	   583,000		 (612,101)		       399

Private placement memorandum,
  shares issued from July 1, 2008
  to September 30, 2008 at $0.20
  per share				450,000 	     450 	    89,550		       -     		    90,000

Private placement memorandum,
  shares issued in April and
  May 2009 at $0.20 per share		160,000		     160 	    31,840		       -     		    32,000

Net loss for the year ended
  June 30, 2009				        -	       -      	         -	 	  (81,303)     		   (81,303)
					----------	--------	-----------		----------		-----------

Balance at June 30, 2009		30,110,000	  30,110 	   704,390		 (693,404)     		    41,096

Additional paid in capital		        -	       -    	   104,000		       -     		   104,000

Syndication fees			        -	       -     	      (635)		       -     		      (635)

Net loss for the six months ended
December 31, 2009			        -	       -     	         -		   (74,161)     	   (74,161)
					----------	--------	-----------		-----------		-----------

Balance at December 31, 2009		30,110,000	$ 30,110	$  807,755 		 $(767,565)     	$   70,300
					==========	========	===========		===========		===========



The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.






Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

						For the Six		For the Six
						Months Ended		Months Ended		Inception to
						December 31, 2009	December 31, 2008	December 31, 2009
						-----------------	-----------------	-----------------

Cash flows from operating activities
Net loss					$	(74,161)	 $	(48,094)	 $	(767,565)
Adjustments to reconcile net loss to
 cash used in operating activities
Depreciation and amortizatio				    542			    391			   4,242
Common stock issued for services performed		      -			      - 		 600,000
Loss on software development				 22,133			      -			  22,133
Loss on foreign exchange				  2,732			      -			   2,732
Changes in assets and liabilities
Accounts payable					      -			    500			     600
Accrued expenses					   (558)		      -			       -
						-----------------	-----------------	-----------------

Net cash used in operating activities			(49,312)		(47,203)		(137,858)
						-----------------	-----------------	-----------------

Cash flows from investing activities
Cash purchases of property and equipment		      -			 (3,253)		  (3,253)
Cash spent on software development costs		(12,000)		(17,300)		 (36,900)
						-----------------	-----------------	-----------------

Net cash used in investing activities			(12,000)		(20,553)		 (40,153)
						-----------------	-----------------	-----------------

Cash flows from financing activities
Additional paid in capital				101,267 		 90,000			 235,768
Syndication fees					   (635)		      -			    (635)
						-----------------	-----------------	-----------------
Net cash provided by financing activities		100,632			 90,000			 235,133
						-----------------	-----------------	-----------------

Net increase in cash					 39,320			 22,244			  57,122
Cash at beginning of period				 17,802			    399			       -
						-----------------	-----------------	-----------------

Cash at end of year				$	 57,122		$	 22,643		$	  57,122
						=================	=================	=================



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

The Company was organized in Nevada on June 2, 2008. The Company is a development stage company and currently has limited operations. The Company is a developer of online multiplayer skill-based "pay-for-play" gaming applications.
The Company has the ability to develop gaming applications in a true 3D environment featuring multi-player connectivity and a "pay-for-play" payment platform. The Company has chosen the approach of marketing its applications to existing online gaming portals that have the ability to host and feature the applications to their existing audience. This strategy allows the company to focus on using its current resources on developing an extensive portfolio of online gaming applications rather than marketing the games independently.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $ 74, 161 for the six months ended December 31, 2009. During the six months ended December
31, 2009, we had net cash used in operating activities of $(49,312), net cash used in investing activities of $(12,000), and net cash provided by financing activities of $100,632. At the end of the three-month period, our cash balance was $57,122.


CASH   FLOWS  FROM  OPERATING  ACTIVITIES.   Net   cash   used    in  operating
activities  of   $(49,312) for  the   six   months   ended  December 31,
2009 was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash included depreciation and amortization expense of $542 , loss on software development of $22,133, loss on foreign exchange of $2,732, and accrued expenses of $(558).


CASH  FLOWS  FROM  INVESTING  ACTIVITIES.    Net    cash    used   in investing
activities  of  $(12,000)  for  the  six  months ended December 31, 2009
was   entirely  attributable  to  the  $12,000  from  cash  spent  on  software development costs.


CASH FLOWS  FROM   FINANCING   ACTIVITIES.  Net  cash  of  $100,632 provided by
financing activities in the six months ended December 31, 2009 was due to additional paid in capital of $101,267 with syndication fees of $(635).


FINANCING. We ended December 31, 2009 with $57,122 of cash and cash equivalents on our balance sheet. The cash at the beginning of the period was $17,802, and the net increase in cash was $ 39,320 .


INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations, if and when they commence, will meet the requirements of our daily operations in the future. In the event thatfunds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.


EXTERNAL    SOURCES   OF   LIQUIDITY.    We  intend  to  pursue  all  potential
financing  options   in   20 10  as  we look  to  secure additional funds
to both stabilize and grow our business operations and begin extraction. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms
of  such  financing  will   be  favorable to us or our existing shareholders.

INFLATION.   Our  management  believes  that  inflation  has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2009.

OFF-BALANCE   SHEET  ARRANGEMENTS.  We  do  not  have  any  off-balance   sheet
arrangements.


RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2009, to the three months ended December 31, 2008:

Operating Expense

The Company recorded an operating loss of $(31,544) for the three months ended December 31, 2009 compared to a loss of $(13,946) for the three months ended December 31, 2008. Legal and professional fees were $(1,500) for the three months ended December 31, 2009, as compared to $500 in the same period of 2008. Depreciation and amortization were $271 for the three months ended December 31, 2009. Expenses were added for the three months ended December 31, 2009 for advertising and promotion, totaling $571 and a management fee, totaling $10,300. Also, the travel and meals expense decreased from $12,681 in the three months ended December 31, 2008 to $6,647 for the same period of 2009. The website development expense increased from $171 to $1,699 for those same respective periods.

Other Income (Expense)

Foreign exchange expense increased to $2,340 for the three months ended December 31, 2009, compared to no expenses for foreign exchange in the same period of 2008.

Net Loss
The  net  loss   for   the  three  months ended December 31, 2009 was $(31,544)
as compared to  a  net   loss   of   $(13,946) for   the   three  months  ended
December  31,  2008.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

                            CONTROLS AND PROCEDURES


CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls  Update to December 31, 2009

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




Conclusions

Based upon the Evaluation, the changes recommended by our auditors did not take
effect  during  the   quarter  ended  December  31 ,  2009  and  material
weaknesses still existed  as  of  December 31 , 2009. The Company intends to implement disclosure controls and procedures as designed to provide reasonable assurance of achieving our objectives subsequent to the quarter
ended  December  31 ,  2009.  Our CEO and CFO have  concluded  that   our
disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is
made  known   to  management,
including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States.

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



                            SWEET SPOT GAMES, INC.


February 12, 2010

/s/ GREGORY GALANIS, President

---------------------------
GREGORY GALANIS,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)