Form 10-Q
period 2010-03-31
SWEET SPOT GAMES INC
filed 2010-05-14
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

   OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to__________________.

Commission File No. 333-157281

SWEET SPOT GAMES, INC.

NEVADA

26-2909561

-----------------------------------

--------------------------------

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

                [X] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares outstanding of   each   of   the   issuer's classes  of common  equity,   as   of    the   latest   practicable  date: March 31, 2010:   30,110,000

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Table of Contents

10-Q - Sweet Spot Games, Inc.

FORM 10-Q

PART I

FINANCIAL STATEMENTS

4

MANAGEMENT'S DISCUSSION

AND ANALYSIS OR PLAN OF OPERATION

11

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

15

PART II

EXHIBITS

15

SIGNATURES

16

EX-1 (EXHIBIT 31.1)

17

EX-2 (EXHIBIT 32.1)

19

Sweet Spot Games, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$ 28,268	$ 17,802

Property and equipment
Equipment	3,253	3,253
Less: accumulated depreciation	(1,746)	(934)
Net property and equipment	1,507	2,319

Other assets
Software development costs	12,000	24,900
Less: accumulated amortization	-	(2,767)
Total other assets	12,000	22,133

	$ 41,775	$ 42,254

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable - trade	$ 7,400	$ 600
Accrued expenses	-	558
Total current liabilities	7,400	1,158

Stockholders' equity
Common stock - authorized 75,000,000 shares, $0.001
par value; issued and outstanding 30,110,000 shares	30,110	30,110
Additional paid in capital	807,755	704,390
Deficit accumulated during the development stage	(803,490)	(693,404)
Total stockholders' equity	34,375	41,096

	$ 41,775	$ 42,254

* The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Income Statements

	For the Three Months Ended March 31,
	2010	2009

Revenue
Sales	$ 10,000	$ 13,325

Operating expenses
Advertising and promotion	384	-
Bank and other interest charges	195	143
Consulting expense	-	-
Depreciation and amortization	271	-
Fees and dues	14,515	-
Legal and professional fees	11,665	500
Management fee	8,950	-
Office expense	668	690
Travel and meals	8,309	7,114
Website	806	3,208
Total operating expenses	45,763	11,655

Other expenses
Loss on foreign exchange	162	-

Net income (loss)	$ (35,925)	$ 1,670

Weighted average number of shares outstanding	30,110,000	29,950,000

Income (loss) per share	$ (0.00)	$ 0.00

* The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Income Statements

	For the Nine Months Ended March 31,		Inception to
	2010	2009	March 31, 2010

Revenue
Sales	$ 10,000	$ 13,325	$ 23,325

Operating expenses
Advertising and promotion	1,581	-	1,581
Bank and other interest charges	1,080	729	2,234
Consulting expense	6,700	-	6,700
Depreciation and amortization	813	391	4,513
Fees and dues	15,433	-	15,433
Legal and professional fees	13,165	33,500	663,616
Management fee	23,692	-	29,250
Office expense	1,843	1,183	3,316
Travel and meals	24,789	20,267	52,344
Website	5,963	3,679	22,801
Total operating expenses	95,059	59,749	801,788

Other expenses
Loss on software development	22,133	-	22,133
Loss on foreign exchange	2,894	-	2,894
Total other expenses	25,027	-	25,027

Net loss	$ (110,086)	$ (46,424)	$ (803,490)

Weighted average number of shares outstanding	30,110,000	29,791,429	29,964,474

Loss per share	$ (0.00)	$ (0.00)	$ (0.03)

* The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

Sweet Spot Games, Inc.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the Nine Months Ended March 31,		Inception to
	2010	2009	March 31, 2010

Cash flows from operating activities
Net loss	$ (110,086)	$ (46,424)	$ (803,490)
Adjustments to reconcile net loss to
cash used in operating activities
Depreciation and amortization	813	391	4,513
Common stock issued for services performed	-	-	600,000
Loss on software development	22,133	-	22,133
Loss on foreign exchange	2,894	-	2,894
Changes in assets and liabilities
Accounts payable	6,800	500	7,400
Accrued expenses	(558)	-	-

Net cash used in operating activities	(78,004)	(45,533)	(166,550)

Cash flows from investing activities
Cash purchases of property and equipment	-	(3,253)	(3,253)
Cash paid for software development costs	(12,000)	(24,949)	(36,949)

Net cash used in investing activities	(12,000)	(28,202)	(40,202)

Cash flows from financing activities
Additional paid in capital	101,105	89,550	235,655
Syndication fees	(635)	-	(635)
Net cash provided by financing activities	100,470	89,550	235,020

Net increase in cash	10,466	15,815	28,268

Cash at beginning of period	17,802	399	-

Cash at end of year	$ 28,268	$ 16,214	$ 28,268

* The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Operations

Nature of Operations

Sweet Spot Games, Inc. (the “Company”) was organized in Nevada on June 2, 2008.  The Company is a development stage company and currently has no operations.  The Company is a developer of online, multiplayer skill based games.

The Company develops games in a three dimensional environment allowing users from around the globe to compete in an environment that very closely resembles the graphic quality of console based systems.

The Company’s mandate is to continue producing highly attractive and interactive online multiplayer skill-based games that revolutionize the environment in which online gaming applications exist today.

2.

Summary of Significant Accounting Policies

General

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America (“US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2009, included on form S-1/A.

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

Revenue Recognition

The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectible.  After  the customer has accessed the website and answered the  questions  necessary  to  execute the forms  and  documents  for  participation,  the customer is required to pay for the services. Once paid the Company immediately completes the actual filing forms and documents and files them electronically, if possible, or overnights them to the appropriate state. At that point, we recognize the revenue from the transaction.

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

3.

Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended accounting guidance relating to the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended guidance instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The amended guidance requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity. The Company does not expect the standard to have a material impact on the condensed financial statements.

In January 2010, the FASB amended accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The recognition and measurement provisions of the amended guidance were required to be applied prospectively. Additionally, beginning January 1, 2010, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The Company does not expect the standard to have a material impact on the condensed financial statements.

4.

Related Party Transactions

The Company incurred compensation and payroll tax expense in the amount of $5,000 and $5,558, which was paid to a relative of the Company’s President for the nine months ended March 31, 2010 and the year ended June 30, 2009, respectively.

5.      Going Concern

The Company’s ability to continue as a going concern is dependent upon the continued ability to obtain financing to repay its current obligations and fund working capital until it is able to achieve profitable operations.  The Company will seek to obtain capital from equity financing through private placements.  Management hopes to realize sufficient sales in future years to achieve profitable operations.  There can be no assurance that the Company will be able to raise sufficient debt or equity capital on satisfactory terms.  If management is unsuccessful in obtaining financing or achieving profitable operations, the Company may be required to cease operations.  The outcome of these matters cannot be predicted at this time.  These financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

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

Overview

Sweet Spot Games, Inc. (the “Company”) is currently a developmental stage company that has limited revenues.

The company expects to launch its first fully developed online multiplayer game, “Jockey” early in 2010. The game is an online horse racing simulator which allows users worldwide to connect through the Internet, download the software and become virtual jockeys.

The “pay to play” aspect of the game and advertising are the two methods that the company will use to generate revenue. The payment from each participant is broken down into four categories that will allow users to be able to choose the intensity of their bet on each race. They will have the ability to setup an online account with an online payment processing company and will be able to withdraw and deposit funds in real-time. Payment will be categorized into $2, $5, $10 and $20 dollar rooms. Once a room is filled with the necessary 8 players the race will commence. There will be multiple rooms for each category. The company will take a 25% cut from each race, leaving the remaining 75% to be distributed among the top three finishers.

The game itself allows users to control the horse and easily manoeuvre camera angles which will enable them to view 360 degrees from their current position, similar to real life. Jockey has also built-in collision detection that slows down the horse if the rider happens to bump into another horse or if they hit a barrier. Each user will be allowed to use 10 lashes that speed up the horse by 15%. Steering and the timing of the lashes will be determining factors in the race. The bottom of each users’ screen displays the elapsed time, current position on the track, placement and speed in km/h.

The Company has the ability to develop gaming applications in a true 3D environment featuring skill-based multi-player connectivity and a “pay-for-play” payment platform.  The Company has chosen the approach of marketing its applications to existing online portals that have the ability to host and feature the applications to their existing audience.  This strategy allows the Company to focus on using its current resources on developing an extensive portfolio of online gaming applications rather than marketing the games independently.

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

The Company was organized in Nevada on June 2, 2008. The Company is a development stage company and currently has limited operations. The Company is a developer of online multiplayer skill-based “pay-for-play” gaming applications.

The Company has the ability to develop gaming applications in a true 3D environment featuring multi-player connectivity and a “pay-for-play” payment platform.  The Company has chosen the approach of marketing its applications to existing online gaming portals that have the ability to host and feature the applications to their existing audience.  This strategy allows the company to focus on using its current resources on developing an extensive portfolio of online gaming applications rather than marketing the games independently.

 “Jockey” is expected to be an online multi-player skill-based horse racing simulator that allows users from around the world to connect and compete amongst each other in a true 3D environment for real-money.  Upon completion, the Company intends to license the “Jockey” game on a “white-label” revenue-sharing basis to existing online portals that already have a significant amount of traffic and are looking to expand their offering within the gaming market.  To date we have received no royalties or revenues from the “Jockey” game.  The Company hopes to position itself as a leader in the development of multi-player skill-based gaming applications for the online and mobile application market.

The game itself allows users to control the horse and easily manoeuvre camera angles which will enable them to view 360 degrees from their current position, similar to real life. Jockey has also built-in collision detection that slow down the horse if the rider happens to bump into another horse or if they hit a barrier. Each user will be allowed to use 10 lashes that speed up the horse by 15%. Steering and the timing of the lashes will be determining factors in the race. The bottom of each users’ screen displays the elapsed time, current position on the track, placement and speed in km/h.

The revenue making aspect of the company is generated by a “pay to play” model. Users pay a specified amount depending on which game room they enter. They are allowed to spend $2, $5, $10 and $20. Once a room is filled with 8 players the race begins. The top three finishers split 75% of the pot while the house takes a cut of 25%.

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

Our initial goal is to establish the core gaming infrastructure that will facilitate the licensing mechanism to our partner network.  Our approach in licensing our applications included a “black box” local installation and a monetary audit tool that monitors the cash flow of “pay-for-play” revenue from our specific applications installed on the partner portal.

Our secondary goal is to initiate our marketing initiatives and focus exclusively on generating solid relationships with large online gaming portals.  Our partnership agreements will be structured on a revenue sharing model.  Our system is currently structured to conduct a bi-weekly cash-flow audit and will generate a report that will show what revenues have been generated and what percentage of “net” revenue is owed to our affiliate.

We are aware that each application that we launch within our partner network retains a “life-cycle”.  The community of users that participate in playing these applications are on the constant look-out for the next best “app”.  Our mandate includes the constant development of gaming applications that will facilitate the constant demand.  Expanding and retaining our development team is top-priority.

During the period ending March 31, 2010, the Company received its clearance letter from FINRA.

In addition, the Company continued its development efforts to complete the Cribwars online multi-player gaming application.  The Company generated an additional $10,000 in revenue from this contract and expects that its 50% ownership in the application will yield follow-on revenue in the later part of 2010.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $110, 086 for the nine months ended March 31, 2010. During the nine months ended March 31, 2009, we had net cash used in operating activities of $(78,004), net cash used in investing activities of $(12,000), and net cash provided by financing activities of $100,470. At the end of the three-month period, our cash balance was $28,268.

CASH  FLOWS FROM OPERATING ACTIVITIES.  Net   cash   used   in operating activities  of   $(78,004) for  the  nine  months  ended March 31, 2010 was primarily attributable  to  the  net  loss  from operations.  The adjustments to reconcile  the   net  loss  to net cash included depreciation and amortization expense  of  $813 , loss on software development of $22,133, loss on foreign exchange of $2,894, accounts payable of $6,800 and accrued expenses of $(558).

CASH FLOWS FROM INVESTING ACTIVITIES.   Net   cash   used   in investing activities  of  $(12,000)  for  the nine  months ended March 31, 2010 was entirely attributable to the $12,000 from cash spent on software development costs.

CASH FLOWS FROM  FINANCING  ACTIVITIES. Net cash of $100,470 provided by financing activities in the nine months ended March 31, 2010 was due to additional paid in capital of $101,105 with syndication fees of $(635).

FINANCING. We ended March 31, 2010 with $28,268 of cash and cash equivalents on our balance sheet. The cash at the beginning of the period was $17,802, and the net increase in cash was $10,466.

INTERNAL SOURCES OF LIQUIDITY. There is no  assurance  that  funds from  our   operations,   if  and  when  they  commence,  will  meet   the requirements of our daily operations   in   the  future. In the event thatfunds  from   our  operations  are insufficient  to  meet  our   operating requirements,   we   will  need  to  seek  other  sources  of financing to maintain liquidity.

EXTERNAL   SOURCES   OF   LIQUIDITY.   We intend to pursue all potential financing  options  in  2010  as  we look  to  secure additional funds   to   both  stabilize  and grow our business operations  and  begin extraction. Our management will   review   any financing options at their disposal   and   will   judge  each potential source   of   funds  on  its individual merits. We cannot  assure  you  that  we will be able to secure additional  funds  from debt or equity financing,  as  and when we need to or if we can, that the terms  of  such  financing  will   be  favorable to us or our existing shareholders.

INFLATION.  Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2010.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

Comparison of the three months ended March 31, 2010, to the three months ended March 31, 2009:

Operating Expense

The Company recorded an operating loss of $(35,925) for the three months ended March 31, 2010 compared to operating income of $1,670 for the three months ended March 31, 2009. Legal and professional fees were $(11,665) for the three months ended March 31, 2010, as compared to $500 in the same period of 2009. Depreciation and amortization were $271 for the three months ended March 31, 2010. Expenses were added for the three months ended December 31, 2010 for advertising and promotion, totaling $384 for fees and dues, totaling $14,515, and a management fee, totaling $8,950.  Also, the travel and meals expense increased from $7,114 in the three months ended March 31, 2009 to $8,309 for the same period of 2010. The website development expense decreased from $3,208 to $806 for those same respective periods.

Other Income (Expense)

Foreign exchange expense increased to $162 for the three months ended March 31, 2010, compared to no expenses for foreign exchange in the same period of 2009.

Net Loss

The  net  loss  for  the  three  months ended March 31, 2010 was $(35,925) as compared to net income of $1,670 for   the   three  months  ended March  31,  2009.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

March 10, 2010

/s/ GREGORY GALANIS, President

---------------------------

GREGORY GALANIS,

President and Chief Executive Officer

(Principal Executive Officer and Principal Financial and

Accounting Officer)