Form 10-K
period 2010-06-30
SWEET SPOT GAMES INC
filed 2010-09-09
CIK 1440517

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: __________

SWEET SPOT GAMES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-2909561
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2840 HIGHWAY 95 ALT. S,  Suite 7,

Silver Springs, Nevada  89429

(Address of principal executive offices)

(519) 872-2539

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Yes [  ]                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	O
Non-accelerated filer	O(Do not check if a smaller reporting company)
Accelerated filer	O
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ X ]                                No []

The Registrant’s revenues for its fiscal year ended June 30, 2010 were $10,000.

The aggregate market value of the voting stock on August  1, 2010 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $1,383,000 based upon the most recent sales price for such Common Stock on said date ($0.30) on July 30, 2010. On that date, there were 30,110,000 shares of our Common Stock issued and outstanding, of which approximately 4,610,000 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of June 30, 2010: 30,110,000.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts.

ITEM 1. BUSINESS

Overview

Sweet Spot Games, Inc. (the “Company”) is a developer of online multi-player skill-based games with a primary focus on “pay-to-play” applications.  The company develops and markets online gaming software and content in a wide range of categories including casual, racing, multiplayer and simulation.  The company’s games can be played on various platforms including personal computers, video game consoles and mobile devices.  The company was founded in 2008 and is currently headquartered in Silver Springs, Nevada.

Plan of Operations

The company has developed two gaming applications, “Combat” and “Jockey” and plans to market them online to generate revenues.  Each gaming title that the company has developed to date fits into the “skill-based” gaming niche and allows players from around the world to connect to the game and compete amongst each other for points.  The main objective is for players to accumulate points using various games featured on our site and compete for monthly prizes and giveaways.  A real time leader board will keep track of each user’s performance and store their history and accumulated points.  The leader board will be displayed on the main page of the site and will be visible to all users accessing the “portal” that will be developed.  The company plans on naming the site “PrizeCracker.com” and has secured that domain name.

Given the technology and expertise that the company’s development team retains, every gaming title that will be released will feature an enhanced online gaming experience that will include 3D perspectives and full-scale interactive options.  By including a “multi-player” perspective to the games, we plan on creating a “social networking” aspect to the site and attract visitors to frequent the site on a regular basis in order to further develop their personal profile within the PrizeCracker.com community.

In order for the gaming community to expand at a mass market scale, our plan is to introduce the “Sweet Spot Developer Network” and provide game developers from around the world the opportunity to submit their games for review and have their games hosted on the PrizeCracker.com site.  By introducing and promoting this program, we are encouraging developers to design games for our platform for the benefit of exposing their talent to the online gaming world and also deriving revenues by the number of downloads their applications receive.  At the same time, the company benefits from maximizing the amount of unique applications that  users can access on PrizeCracker.com to add value to their online gaming experience and provide a vast array of games that they can use in order to accumulate points for the competition.

Sales and Distribution

The company plans on initially focusing its marketing efforts solely within the online space through extensive SEO (Search Engine Optimization) and selective placement of corporate Flash banners on high-traffic third party portals.  The company is currently looking to secure partnerships with large online portals that have the ability to “push” significant traffic to the PrizeCracker.com site.

In addition to forming online partnerships, it is the company’s objective to establish an “affiliate network” that will allow any website owner from around the world to promote our site and send traffic to our site.  In exchange for marketing PrizeCracker.com on their site with banners that we will provide them, the company plans on compensating these “affiliates” with a base commission rate for every user that visits our site and registers as a “paying” member.

The company plans on offering two levels of membership for its online community of gamers.  The first level of membership will be free, and will allow users to play all of the games on the site on an unlimited basis.  The second membership package will allow users to play the games and be able to accumulate points in order to compete for prizes featured on the site.

The company will make available to its members various ways to be able to accumulate points and several methods in which to be able to redeem them.  The main objective would be for users to accumulate as many points as possible during the month by visiting back frequently and earning more points to raise their ranking on the real time PrizeCracker.com leader board.  In addition to the top “monthly” point earners winning prizes for their performance, the company also plans on rewarding users for a fixed number of consecutive visits to the site.  By being able to track each time a user logs into the site, the company plans to offer users “eligibility” into a secondary prize pool for successfully visiting the site every day for 30 days in a row.  By implementing this “reward” system, we encourage users to visit the site often, creating a “sticky” nature to the site which will allow the company to generate significant revenue from sponsors that would like to feature their promotional campaigns on the PrizeCracker.com gaming portal.

The company plans on launching a Public Relations campaign once the PrizeCracker gaming portal reaches a certain level of online traction.  The company is currently looking to implement a television ad campaign with major broadcasting stations that will maximize the level of awareness exponentially.  In addition to television commercial placement, the company will look to expose the PrizeCracker gaming portal by featuring its ads on high traffic billboard locations in big cities around North America.

 Sources of Revenue

The company plans on generating revenues from three main areas.  Primarily, the company will generate the majority of its revenues through the sale of “paid” membership packages on the PrizeCracker.com site.  The company plans on charging a membership fee of $5.99 per month per registered user.  The secondary source of revenue will be derived from paid sponsorships.   Once the company builds a steady stream of high traffic to the PrizeCracker site, it will offer companies the opportunity to feature their promotional content throughout the site for a pre-determined period of time.   Lastly, the company will also offer its development services to third-party companies looking to out-source their game development projects.  The company plans on developing a website that will feature and market these services independently of the PrizeCracker.com gaming portal.

Competition

The Company is looking to enter a market with a very concentrated competitive environment.  Competitors that exist within the industry are few in numbers but large in size.  The company's direct competitor includes Blizzard Entertainment, which was acquired by Activision.  Prior to the acquisition, Blizzard employed hundreds of employees that focused primarily on the development of their flagship product, World of War craft (WoW).  The product is available for purchase through electronic download or by purchasing a CD version at a retail venue. Whichever way the user chooses to obtain the product, a purchase price of approximately $60 US must be incurred.   At that point, the end-user must pay a monthly subscription fee of approximately $13 US to maintain their membership within the gaming community.  Given that Blizzard launched WoW as a "pay-to-play” gaming application without offering any free trial opportunity shows the extreme appetite in the marketplace for such gaming environments. WoW attracted 40,000 active members within their first month of operations

About 4 years ago.  Since then, WoW has a worldwide membership base that exceeds the 7 million mark.

There are several differences between Blizzard's WoW and the company's proposed PrizeCracker gaming portal.   Both gaming applications are built for "pay-to-play" multi-player competition although

the PrizeCracker gaming community has been developed on a two tier model.   Gaming applications hosted on the PrizeCracker gaming portal can be installed to operate as a "play-to-win" and "pay-to-

Play" model.  In the first instance, there is no cost for the user to register and download the gaming software.  Based on this model, the company generates revenue based on a pure IP based geographic in-game advertising model and third-party sponsorship campaigns.   In the second instance, the user pays a nominal monthly fee to keep their account active, although the company gives the user the opportunity to actually win prizes featured on the site by continuing to compete.  WoW functions on a business model that caters to an audience that is very different from the company's.   The company's target audience has a combined interest in both online multiplayer competitive gaming and performance based compensation.  The WoW audience is a pure fictional role-playing atmosphere that allows the user to focus more on building a character than wining prizes.

Industry

According to In-Stat/MDR, the online gaming market will be valued at over $10 billion by the end of 2009.  In June of 2008, Nielsen/Net Rating released data of the estimated total number of online gamers.  The figure exceeded 46 million in the U.S.  alone.  According to market research firm IDC, the popularity of Internet gaming in Asia has topped online shopping.  In countries such as China and Malaysia, the number of online gamers outnumbers online shoppers by a ratio of 2-to-1.  Pearl Research analysts wrote in a new market study that there are more than 400 million Internet users across Asia, representing an untapped market for online gaming content.

According to the latest Strategy Analytics outlook, the global online gaming market is set to triple in the next 5 years.

The  report,  "Online  Games:  Global  Market Forecast," notes that the rapidly expanding  Massively  Multiplayer  Online  Games   market,   led   by  Blizzard Entertainment's World of Warcraft franchise, is blazing the way for  electronic sell-through and digital distribution of both PC and console games.

In terms of revenue, the online games category is the largest category  out  of the  three  main  online  entertainment  markets  -  music,  games  and video - according to Strategy Analytics.

It estimates that the global online games market generated $3.8 billion in 2006 and  projects  that  the  market  will grow with a compound annual growth  rate (CAGR) of 25.2% in the 2007-2011 forecast  period  to  reach  $  11.8 billion - approximately one-third of the total games software market - by 2011.

That's more than triple 2006's revenues and double the $5.2 billion anticipated for 2007.

The  global in-game advertising market, which generated $77.7 million  globally in 2006, continues to develop at an exponential rate and will, by 2011, grow to $971.3  million  in  worldwide  in-game advertising expenditures (fixed product placement/static ads and dynamic  ads),  according  to  a  recent  Yankee Group report.

This year alone in-game ad expenditures will more than double, reaching $182.7 million, according to the report, “Advertising and Games:  2007 In-Game Advertising Forecast."

Additional findings in the report:

-

Dynamically placed 2D ads will cannibalize static in-game ads, but fixed product placements will continue to grow through 2011.

-

The number of games with in-game ads will double annually through 2008.

-

In the near term, PC games will drive the market for dynamically served ads.

New media growth is eclipsing that of traditional advertising media, according to Yankee:  Spending on traditional advertising media (television, newspapers, radio and magazines) grew $3.6 billion last year, while spending on internet advertising grew $4.3 billion.

As one part of that trend, connected game devices are becoming the foundation on which providers build dynamic in-game ad insertion, Yankee said.

"Advertisers  are  increasingly finding in-game advertising  to  be  a  greater investment value because  of  the  variety  of  opportunities that exist in and around  games.  Video games represent an `above the line’ opportunity, which means that video games should be used to build brands and not as a call to action that distracts from the game play," said  Michael  Goodman,  director of digital entertainment in Yankee Group's Consumer Research group.

Implementation of Our Plan

The company has made a significant effort to assure that its customers enjoy an online gaming experience among none other.

The company retains an advanced group of developers that are extremely qualified within the online game application development industry.  The company's products have been developed to be able to be implemented within various technical environments and platforms, including PC and mobile smart phones.

The Company has made significant investment in hardware peripherals that are industry leading.  Given that the company  is  competing in an environment that requires it to be on the leading edge, continuous  investment must be made into providing  the engineering team with the technical resources  they  require  in order to develop content that not only meets but exceeds industry standards.

The Company currently  retains  key  engineering  talent  that  has significant experience  in  online  game  development.   The company recruits talent from Michigan State University's Game Design Program.

The company has spent over 3 years developing the platform in which the PrizeCracker gaming portal will be built on.   The objective of the company is to continuously introduce new and engaging gaming applications that feature interactive additions  to  the PrizeCracker portal  and simultaneously  retain  the  necessary  talent to develop additional gaming titles which will in turn generate  further  revenue  for  the  company.

Given the current business model, the system collects user data at the end of every day, week and month and awards the user with the most accumulated “wins” with the prize featured on the website.

Expanding the company’s sales and marketing initiatives to include as many geographic IP targets will also be a priority.  The company is currently looking to retain a Director of Sales and Marketing whose main objective will be to initiate an aggressive campaign to recruit representatives within certain North American geographic targets that will generate significant revenue for the company.

The company will maximize its online exposure to generate as much traffic as possible to the PrizeCracker online gaming portal.  In order to sustain and be able to handle this population of users, the company will consider upgrading its current bandwidth pipeline in order to supply our customer base with a "zero latency" experience.

Every new employee and/or contractor that joins the company as a member of the development team will be asked to sign a Non-Compete and IP Transfer Waiver therefore securing the company from having to face any potential lawsuits in the future pertaining to IP ownership.

Further areas in which the company must be aware of potential risks are:

   - Retention of key engineering talent

   - Being first to market with leading edge technology and gaming content

   - Remaining "relevant" to our customer base

   - Competitive landscape becoming more fragmented

REGULATION

We  are  subject  to  the same federal, state  and  local  laws  as  other companies conducting business  in  the software field. Our products are subject to copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition,  we  may  initiate  claims or litigation against  third  parties  for infringement of our proprietary  rights,  or  to  establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover,  an adverse outcome in litigation or a similar adversarial proceedings could subject  us  to  significant liabilities to third parties,  require  the expenditure of significant  resources  to  develop  non-infringing products,  require  disputed  rights  to  be licensed from others or require  us  to cease the marketing or use of certain products,  any  of  which could have a material adverse effect on our business and operating results.

ITEM 1 A.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $858,688 at June 30, 2010 that includes losses of $ 165,284 for the year ended June 30, 20.10 These factors raise certain doubt about its ability to continue as a going concern.

Management has taken steps to revise the Company's operating and financial requirements.  The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners' investment.  However, there can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE TO ACHIEVE PROFIT THROUGH THE INCOME AND DECREASE THE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had limited revenues from operation.  Revenues through the year ended June 30, 2010 totaled $23, 325. For the year ended June 30, 2010 we experienced a loss from operations of $() (165,284) as compared to a loss of $() (81,303) for the prior year.  We have not achieved profitability. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

OUR CURRENT SHAREHOLDERS CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS.

Our principal stockholders own a majority of our common stock. As a result, they will have control over all matters requiring approval by our stockholders without the approval of minority stockholders.  In addition, they will also be able to elect all of the members of our Board of Directors, which will allow them to control our affairs and management.  They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders.  As a result, they will have significant influence and control over all matters requiring approval by our stockholders.  Accordingly, you will be limited in your ability to affect change in how we conduct our business.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We expect to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. While we have no experience as a public company, we estimate that these additional costs will total approximately $60,000 per year. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY FOR YOU TO EVALUATE AND WE HAVE NOT PROVEN OUR ABILITY TO GENERATE PROFITS.

We are a developmental stage company.  Although we have developed a working prototype, we have not established a market for our product.  We have no meaningful operating history so it will be difficult for you to evaluate an investment in our securities. From our inception to date, we have had minimal revenues of $23,325 and incurred a net loss of $858,688. We launched our interactive multiplayer online game in the first quarter of 2009 but there is no assurance that we will ever be able to become profitable.

An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development. Our revenue and income potential is unproven and our business model is still emerging.  If our business model does not prove to be profitable, investors may lose all of their investment.

WE HAVE HAD MINIMAL REVENUES AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had had minimal revenues of $23,325 and incurred a net loss of $858,688. Our auditors have noted that our ability to become a going concern is dependent on our continued ability to obtain additional financing. We have not achieved profitability and expect to continue to incur net losses throughout fiscal 2009 and subsequent fiscal periods.   Thus far we have financed through cash provided by financing activities of $239,000, primarily from a private placement that concluded in October, 2008 and sales to non-U. S. persons believed to be exempt from registration under Regulation S. We expect to generate revenues through the sales  of  licensing,  advertising  and  product placement within  the  online  game, but there is no assurance that we will  be  able  to attract advertisers or sufficient advertising revenues to become profitable. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase

Profitability on an ongoing basis.

IF WE FAIL TO IMPLEMENT OUR COMMERCIALIZATION STRATEGY, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to implement our commercialization strategy successfully. We have consulted with prospective advertisers  and  management  believes that a market will  develop for advertising on our online game., but there  is  no  assurance that any  such  revenues  will  materialize.  We have not engaged third party consultants to identify potential clients for our technology and   we have no means to determine whether this strategy will be successful. We may not be able to successfully implement our commercialization strategy with or without the involvement of these third parties.  If we are unable to do so, our long-term growth and profitability may be adversely affected.  Even if we are able to

Successfully implement some or all of the initiatives of our business plan; our operating results may not improve to the extent we expect, or at all.

Implementation  of our commercialization strategy could also be affected  by  a number of factors  beyond  our  control,  such  as increased competition, legal developments,  general  economic  conditions or increased  operating  costs  or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition; we may have difficulty achieving our strategic objectives.  We  may  also  decide  to  alter  or discontinue certain aspects  of  our  business  strategy at any time. Any failure  to  successfully implement our business strategy  may  adversely  affect our business, financial condition  and  results  of  operations  and thus our ability  to  service  our indebtedness, including our ability to make  principal and interest payments on our indebtedness.

WE MAY HAVE INSUFFICIENT LIQUIDITY TO CONTINUE.

The Company will not receive any proceeds from the sale of common stock. We are devoting  substantially  all  of  our present efforts  to  establishing  a  new business, developing and launching  an  online,  multiplayer game and will need additional  capital  to  continue  implementing  our  business  plan.  We have generated minimal revenue. We will have to seek other sources of financing or we will be forced to curtail or terminate our business plans. There is no assurance that additional sources of financing will be available at all or at a reasonable cost.

We anticipate expenses of approximately $10,000 per month for the next 12 months. This includes the part time programmers, bandwidth and servers, and licenses.  As of June 30, 2010, the Company has cash on hand of approximately $110,342. Currently the Company does not  have  sufficient  cash  to  cover  the anticipated expenses and will  need  to  raise  additional  capital  or  derive revenues from its games.  We intend to begin marketing the  current Combat game to existing internet  properties on a "white label" basis  and  expect  revenue from our consulting agreements, revenues from the "Crib Wars" game,  and  third party development contracts.

The largest anticipated expense is the cost of development.  We typically pay part time programmers at the rate of $900 per week and graphic artists $650 per week for graphic artists on an as needed basis. If we are unable to successfully generate revenues or raise capital we would terminate the part time workers, slow the development of the products and reduce our expenses.

OUR PRINCIPAL STOCKHOLDERS CONTROLS OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS AFFAIRS.

Currently, our principal stockholder owns 84.7% of our common stock. As a result, he will have control over all matters requiring approval by our stockholders without the approval of minority stockholders.   In addition, he will also be able to elect all of the members of our Board of Directors, which will allow him to control our affairs and management.  He will also be able  to affect  most  corporate  matters  requiring  stockholder  approval  by  written consent,  without  the  need  for  a  duly  noticed  and  duly-held  meeting of stockholders.   As a result, they will have significant influence and control over all matters requiring approval by our stockholders.  Accordingly, you will be limited in your ability to affect change in how we conduct our business.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We  expect  to  incur significant costs  associated  with  our  public  company reporting requirements,  costs  associated with applicable corporate governance requirements, including requirements  under  the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. While we have extremely limited experience as a public company, we estimate that these additional costs will total approximately $50,000 per year. We also expect  that these applicable rules and regulations  may make it more difficult and more expensive  for  us  to  obtain director and officer  liability  insurance  and  we  may  be required to accept reduced  policy  limits  and  coverage or incur substantially higher  costs  to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

RISKS RELATING TO OUR SECURITIES

THERE IS CURRENTLY NO SUBSTANTIAL MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.

There is currently on an extremely limited trading market for our shares of Common Stock, under the symbol “SWTP.” Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock.  Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value.  The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.  Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule.

BECAUSE OUR SHARES ARE DEEMED HIGH RISK “PENNY STOCKS,” YOU MAY HAVE DIFFICULTY SELLING THEM IN THE SECONDARY TRADING MARKET.

The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also constitutes a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. These regulations also impose various sales practice requirements on broker-dealers. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market is limited. As a result, the market liquidity for our common stock is severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

IF A MARKET DEVELOPS FOR OUR SECURITIES THE COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

If a market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND YOU MAY NEVER RECEIVE DIVIDENDS.   THERE IS A RISK THAT AN INVESTOR IN OUR COMPANY WILL NEVER SEE A RETURN ON INVESTMENT AND THE STOCK MAY BECOME WORTHLESS.

We have never paid dividends on our common stock. We intend to retain earnings, if any, to finance the development and expansion of our business.  Future dividend policy will be at the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.  Future dividends may also be affected by covenants contained in loan or other financing documents, which may be executed by us in the future. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

THERE IS CURRENTLY NO MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.

There is currently an extremely limited trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained. At July 30, 2010 the closing bid was $0.25 and the ask was $0.30 on extremely thin volume. Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue  to  experience, extreme  price  and  volume  fluctuations  which have affected  the  market price of many small  capital  companies  and  which  have often  been unrelated to the  operating performance of  these  companies.  These broad   market  fluctuations,  as  well  as  general  economic  and   political conditions, may also adversely affect the  market  price  of  our Common Stock. Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value.  The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common

Stock.

Future sales of our common stock could put downward  selling  pressure  on  our shares,  and  adversely  affect  the  stock  price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

Future sales of substantial amounts of our common stock in the  public  market, or the  perception  that  such  sales  could  occur, could put downward selling pressure on our shares, and adversely affect the  market  price  of  our common stock. Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule.

IF A MARKET DEVELOPS FOR OUR SECURITIES IT COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

If a market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the market price of our common stock to fluctuate substantially.  Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices  of  shares  of many smaller public companies securities are subject  to volatility for reasons  that  frequently  unrelated  to  the  actual  operating performance,   earnings   or  other  recognized  measurements  of  value.  This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this annual report are "forward-looking" statements, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors,

including matters described in the section titled “Risk Factors."  Forward-looking  statements include   those  that  use  forward-looking  terminology,  such  as  the  words "anticipate,"  "believe,"  "estimate,"  "expect,"  "intend,"  "may," "project," "plan," "will," "shall," "should" and similar expressions, including  when used in  the negative. Although we believe that the expectations reflected in  these forward-looking  statements  are  reasonable  and  achievable, these statements involve  risks  and uncertainties and no assurance can  be  given  that  actual results  will  be consistent  with  these  forward-looking  statements,  Actual results may be materially  different  than  those described in this prospectus. Important  factors  that  could  cause  our  actual   results,  performance  or achievements  to  differ  from  these  forward-looking statements  include  the factors  described  in  the  "Risk  Factors"  section  and  elsewhere  in  this prospectus.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake  no  obligation  to update or revise these forward-looking statements, whether to reflect events or circumstances  after  the  date  initially  filed  or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM I B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES.

The Company maintains offices at the residence of its CEO, Gregory Galanis, and does not have other properties.

ITEM 3.   LEGAL PROCEEDINGS.

We are not presently involved in any litigation that is material to our business.  We are not aware of any pending or threatened legal proceedings.  In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

-  in  any  conviction of  a  criminal  proceeding  or  involved  in  a pending criminal proceeding (excluding traffic  violations and minor Offenses)

        -  is subject to any order, judgment or decree enjoining, barring

           Suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,

        -  Or   has   been   found   to   have violated a federal or state securities or commodities law.

In 2007, Mr. Galanis filed for protection from creditors under an applicable section of the Canadian bankruptcy laws. The case is under the file name, Estate of Gregory Galanis, Case Number:  35-1058528. Mr.  Tim Carson was appointed as the Trustee. Discharge was completed on January 15, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of security holders during the fiscal year of 2009.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Market for Common Equity

There is currently an extremely limited market for the Company's Common Stock, which is traded over-the-counter and quoted from time to time under   the trading symbol “SWTP". Consequently, there is currently no established public trading market for the Company's Common Stock.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price. Management believes that we currently have approximately 67 holders of common stock as of June 30, 2010.

The Company's Common Stock is traded over-the-counter and quoted from time to time in the OTCBB and Pink Sheets Electronic OTC Markets under the trading symbol "SWTP".

The following table sets forth the range of high and low bid prices as reported by the Pink Sheets Electronic OTC Markets for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. As of July 27, 2010 the opening bid was $.30 and the closing bid was $.25 with 6500 shares traded.

CALENDAR YEARS

BY QUARTER

BID PRICE

-------------

----------

--------------

LOW

 HIGH

-----

 -----

2009

Fourth

No Bid

2010

First

No Bid

Second

No Bid

Third

 0.025

0.030

Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Number of Holders

As of June 30, 2010, we had 67 common shareholders of record.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities

 Beginning in June of 2008 and continuing until October of 2008 the Company privately offered up to 500,000 shares of Common Stock to accredited investors at a price of .20 per share.   As part of that private placement we agreed to assert our best efforts to register the shares sold in the private placement provided that at least 75% of the shares offered were sold.  The company sold 450,000 shares and closed the offering in October of 2008.

The securities offered  in  both  private placements, including the common stock,  sold  in reliance upon the exemption  from  registration  contained  in Section  4(2)  of  the  Securities  Act  and  Regulation  S  and  Regulation  D promulgated thereunder,  which  exempt  transactions by an issuer not involving any public offering. The issuance of the shares was undertaken without general solicitation or advertising. Each purchaser  of  the  shares represented in the purchase  agreement,  among  other  things,  that  (a)  it was  an  "accredited investor", as defined in Regulation D promulgated under the  Securities  Act of 1933, (b) it had obtained sufficient information from us to evaluate the merits and  risks  of  an  investment in the shares of our common stock and (c) it was acquiring the shares of our common stock for investment purposes and not with a view to any public resale  or other distribution in violation of the Securities Act of 1933 or the securities  laws  of  any  state.  In  addition,  the  stock certificate  representing  these  shares  contained  a  legend  that  they  are  restricted  securities  under  the Securities Act of 1933. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under

The Securities Act.

Other Consultants

On January 19, 2005, we entered into a Consulting Services Agreement with Gerald Newman and Associates ("Newman"), a consulting firm in Beverly Hills, California. Newman will assist us in investor relations, management consulting, the selection of personnel and other management issues.  We have issued 2,700,000 shares to Newman, valued at $0.20 for accounting purposes.

We also retained a securities attorney, Charles Barkley, Attorney at Law, with offices in Charlotte, NC. As part of the compensation to Mr. Barkley, we issued 195,000 to Mr.  Barkley at inception.  We also issued at inception 100,000 shares, to Elizabeth Garcia, a member of Mr.  Barkley's staff who agreed to serves as our initial corporate secretary and bookkeeper.  We have computed these shares at the rate of 7.5 cents per share. The valuation was entirely arbitrary, since the Company had significant negative shareholder equity at the time of the issuance.

Mr.  Barkley assisted us in our private placement which closed in October, 2008.

In June, 2009, the Company accepted 5 additional subscriptions from 4 existing shareholders and one new shareholder, all of whom are non-US persons as defined by Regulation S and accredited investors as defined by Regulation D. A total of 150,000 shares were sold. All of the subscribers certified to the Company that they were not solicited by the registration statement.

Also, in June, 2009, our CEO, Greg   Galanis personally sold 2,205,000   shares    to   Charles Barkley.    The consideration for that sale consisted of cash and exchange of shares and services as follows:

       a. Initial cash payments of $1,225;

       b. Certain legal services to the Company for the first year of public

           Filings under the Securities Exchange Act of 1934, as amended; and

       c. 50% of U.S. Capital Ventures, Inc., a Nevada corporation established in  September  2007, that is expected to be  devoted  to  consulting services  for  companies interested  in  cross  border  transactions between the United States and Canada.

Mr. Galanis intended this transaction to partially secure required legal services for the Company without further dilution to the existing shareholders. Mr. Galanis has declined any arrangement whereby he is to be compensated by the Company for exchanging personal assets for legal services for the Company.

Also in June, 2009, Mr. Galanis gave 300,000 shares to Ms. Ginna Romero for services. The shares delivered also compensated Ms. Romero for administrative services rendered to the Company.  Mr. Galanis did not intend to further dilute the current shareholders, and therefore, there is no arrangement whereby he is to be compensated by the Company.

 We believe these were private placements within the meaning of the rules and regulations under the Securities Act.  Each  purchaser  of  the  shares represented  in the purchase agreement, among other things, that (a) it was  an "accredited investor",  as  defined  in  Regulation  D  promulgated  under  the Securities  Act  of 1933, (b) it had obtained sufficient information from us to evaluate the merits  and  risks  of  an  investment in the shares of our common stock and (c) it was acquiring the shares  of  our  common stock for investment purposes  and  not with a view to any public resale or  other  distribution  in violation of the Securities Act of 1933 or the securities laws of any state. In addition, the stock certificate representing these shares contained a legend that they are restricted securities under the Securities Act of 1933.  These securities may not be offered or sold in the United States in the absence of an effective   registration   statement   or   exemption   from the registration requirements under the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

In January, 2010, our CEO Gregory Galanis purchased 1,350,000 shares and Charles Barkley purchased 1,350,000 shares from Gerald Newman and Associates ("Newman"), a consulting firm in Beverly Hills, California for a total consideration of $20,000.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc. located at 2010 Hancock Avenue, Suite A, and San Diego, California 92110. Their telephone number is (619) 664-4780.

ITEM 6. SELECTED FINANCIAL DATA

As the registrant qualifies as a smaller reporting company under Rule 229.10(f) (1), it is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

We make certain forward-looking statements in this report. Statements that  are   not  historical  facts  included   in   this   Form   10-K  are "forward-looking   statements"   within  the  meaning   of   the   Private Securities Litigation  Reform  Act   of   1995  that   involve   risks and uncertainties that  could  cause  actual results to  differ from projected results.  Such  statements  address  activities,  events  or  developments that     the     Company    expects,   believes,  projects,   intends   or anticipates will or  may  occur,   including    such    matters  as future capital,      debt     restructuring,     pending    legal    proceedings, business strategies,  expansion   and  growth of the Company's operations, and  cash flow. Factors that could cause actual   results   to   differ materially   ("Cautionary Disclosures")   are described throughout this Form   10-K.   Cautionary Disclosures  include,  among others: general      economic   conditions, the   strength  and financial   resources   of   the   Company's   competitors,  environmental and governmental regulation,  labor relations,  availability and  cost  of employees,   material      and      equipment,   regulatory   developments and     compliance,  fluctuations   in   currency    exchange   rates  and legal  proceedings.    Statements concerning our   future    operations, prospects,   strategies,     financial    condition,    future    economic performance   (including  growth  and  earnings),    demand     for    our services,   and   other   statements   of  our    plans,    beliefs,    or expectations,    including      the      statements  contained  under  the captions  "Risk  Factors," "Management's Discussion  and Analysis  or Plan of  Operation,"  "Description of Business," as well as captions  elsewhere in   this  document,  are  forward-looking statements. In some cases these statements  are    identifiable   through   the   use  of  words  such  as "anticipate,"   "believe,"  "estimate,"    "expect,"   "intend,"   "plan," "project,"   "target,"    "can," "could,"    "may,"   "should,"     "will," "would,"   and  similar  expressions.    We  intend  such  forward-looking statements  to  be   covered   by   the  safe harbor provisions contained  in  Section 27A  of the Securities Act of 1933,  as amended   (the  "Securities  Act") and in Section 21E  of  the  Securities Exchange   Act   of    1934,  as   amended   (the  "Exchange  Act").   All written and   oral forward-looking statements   attributable to the Company     are    expressly qualified   in   their   entirety   by   the Cautionary Disclosures.    The Company disclaims   any obligation to update or revise any forward-looking statement   to reflect   events   or circumstances occurring   hereafter   or   to   reflect   the occurrence of anticipated or unanticipated events.

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

The following discussion and analysis  should   be  read in conjunction with our consolidated financial statements and the related  notes  thereto as filed with the SEC and other financial information contained  elsewhere in this Form 10-K.

Overview

Sweet Spot Games, Inc. (the “Company”) is currently a developmental stage company that has limited revenues.

The company has developed two gaming applications, “Combat” and “Jockey” and plans to market them online to generate revenues.  Each gaming title that the company has developed to date fits into the “skill-based” gaming niche and allows players from around the world to connect to the game and compete amongst each other for points.  The main objective is for players to accumulate points using various games featured on our site and compete for monthly prizes and giveaways.  A real time leader board will keep track of each user’s performance and store their history and accumulated points.  The leader board will be displayed on the main page of the site and will be visible to all users accessing the “portal” that will be developed.  The company plans on naming the site “PrizeCracker.com” and has secured that domain name.

Given the technology and expertise that the company’s development team retains, every gaming title that will be released will feature an enhanced online gaming experience that will include 3D perspectives and full-scale interactive options.  By including a “multi-player” perspective to the games, we plan on creating a “social networking” aspect to the site and attract visitors to frequent the site on a regular basis in order to further develop their personal profile within the PrizeCracker.com community.

In order for the gaming community to expand at a mass market scale, our plan is to introduce the “Sweet Spot Developer Network” and provide game developers from around the world the opportunity to submit their games for review and have their games hosted on the PrizeCracker.com site.  By introducing and promoting this program, we are encouraging developers to design games for our platform for the benefit of exposing their talent to the online gaming world and also deriving revenues by the number of downloads their applications receive.  At the same time, the company benefits from maximizing the amount of unique applications those users can access on PrizeCracker.com to add value to their online gaming experience and provide a vast array of games that they can use in order to accumulate points for the competition.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had net losses of $858,688 through the year ended June 30, 2010. During the year ended June 30, 2010, we had net cash used in operating activities of $(110,931), net cash used in investing activities of $(12,000), and net cash provided by financing activities of $215,471. At the end of the period, our cash balance was $110,342.

CASH FLOWS FROM OPERATING ACTIVITIES.  Net   cash   used   in operating activities of   $(110,931) for the year ended June 30, 2010 was primarily attributable to the net loss from operations.  The adjustments to reconcile the   net loss to net cash included depreciation and amortization expense of $1,084, common stock issued for services performed of $20,000, loss on software development of $22,133, loss on foreign exchange of $2,894, accounts payable of $10,900 and accrued expenses of $(558).

CASH FLOWS FROM INVESTING ACTIVITIES.   Net   cash   used   in investing activities of $(12,000) for the year ended June 30, 2010 was entirely attributable to the $12,000 from cash spent on software development costs.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $215,471 provided by financing activities for the year ended June 30, 2010 was due to additional paid in capital of $236,106 with syndication fees of $(635).

FINANCING. We ended June 30, 2010 with $110,342 of cash and cash equivalents on our balance sheet. The cash at the beginning of the period was $17,802, and the net increase in cash was $92,540.

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

RESULTS OF OPERATIONS.

Comparison of the twelve months ended June 30, 2010, to the twelve months ended June 30, 2009:

Operating Expense

The Company recorded an operating loss of $(165,284) for the year ended June 30, 2010 compared to an operating loss of $(81,303) for the year ended June 30, 2009. Legal and professional fees were $(38,575) for the twelve months ended June 30, 2010, as compared to $38,350 in the same period of 2009. Depreciation and amortization were $1,084 for the twelve months ended June 30, 2010. Expenses were added for the twelve months ended June 30, 2010 for advertising and promotion, totaling $1,872 for fees and dues, totaling $14,583, and a management fee, totaling $42,462.  Also, the travel and meals expense increased from $27,555 in the twelve months ended June 30, 2009 to $34,580 for the same period of 2010. The website development expense decreased from $16,838 to $6,205 for those same respective periods.

Other Income (Expense)

Foreign exchange expense increased to $2,894 for the twelve months ended June 30, 2010, compared to no expenses for foreign exchange in the same period of 2009.

Net Loss

The  net  loss  for  the  twelve  months ended June 30, 2010 was $(165,284) as compared to a net loss of $(81, 303) for   the   twelve  months  ended  June 30,  2009.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements for the year ended June 30, 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 7A.

We do not employ derivative financial instruments and have no foreign exchange contracts. Our financial instruments are primarily cash and cash equivalents, but also include receivables, payables, long term debts, and short term notes. We do not try to manage risk of foreign exchange rates or engage in hedging activities.

Foreign Exchange Rates

All of our sales are in U.S. Dollars.

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Sweet Spot Games, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Sweet Spot Games, Inc. (a development stage company) as of June 30, 2010 and June 30, 2009, and the related statements of income, changes in stockholders’ equity, and cash flows for the years ended June 30, 2010 and June 30, 2009 and for the period June 2, 2008 (inception) to June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accountability Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweet Spot Games, Inc. as of June 30, 2010 and June 30, 2009 and the results of its operations and its cash flows for the years ended June 30, 2010 and June 30, 2009 and for the period June 2, 2008 (inception) to June 30, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Sweet Spot Games, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Sweet Spot Games, Inc. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brock, Schechter & Polakoff, LLP

Buffalo, New York

September 3, 2010

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sweet Spot Games, Inc.
(A Development Stage Company)
Balance Sheets

		June 30, 2010		June 30,2009
Assets				
Current assets				
Cash	$	110,342	$	17,802
Prepaid expenses		2,100		-
		112,442		17,802
Property and equipment				
Equipment		3,252		3,252
Less: accumulated depreciation		(2,017)		(933)
Net property and equipment		1,235		2,319
Other assets				
Software development costs		12,000		24,900
Less: accumulated amortization		-		(2,767)
Total other assets		12,000		22,133
	$	125,677	$	42,254
Liabilities and Stockholders' Equity				
Current liabilities				
Accounts payable - trade	$	11,500	$	600
Accrued expenses		-		558
Total current liabilities		11,500		1,158
Stockholders' equity				
Preferred stock - authorized 5,000,000 shares, $0.001 par value; none issued		-		-
Common stock - authorized 75,000,000 shares, $0.001 par value; issued and outstanding 30,110,000 shares		30,110		30,110
Additional paid in capital		942,755		704,390
Deficit accumulated during the development stage		(858,688)		(693,404)
Total stockholders' equity		114,177		41,096
	$	125,677	$	42,254

* The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Nature of Operations

 (the “Company”) was organized in Nevada on June 2, 2008.  The Company is a development stage company and currently has no operations.  The Company is a developer of online multiplayer skill based games.

The Company develops games in a 3D environment allowing users from around the globe to compete in an environment that very closely resembles the graphic quality of console based systems such as Microsoft’s Xbox or Sony’s Play Station.

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

Software Development Costs

Costs to develop and enhance software are capitalized and amortized over the estimated useful life of the software. Costs to operate the software are expensed as incurred.

For the year ended June 30, 2010, no software is in service and therefore no amortization expense has been recognized. For the year ended June 30, 2009, amortization expense of $2,767 was recognized. During the year ended June 30, 2010 the related software was abandoned.

Revenue Recognition

The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectable.  After  the customer has accessed the website and answered the  questions  necessary  to  execute the forms  and  documents  for  participation,  the customer is required to pay for the services with a credit card.  The credit card charge is immediately electronically processed and approved or declined.  Once approved, the Company immediately completes the actual filing forms and documents and files them electronically, if possible, or overnights them to the appropriate state. At that point, we recognize the revenue from the transaction.

Revenue from consulting services is recognized as services are performed. Fees received for services not yet rendered are recorded as deferred revenue.

Stock-based Compensation

Compensation expense for common stock issued for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.

Advertising and promotion

Advertising costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.  Although the Company has significant loss carry-forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

Deferred income taxes are reported for timing differences between items  of  income  or  expense  reported  in  the financial statements and those reported  for  income  tax purposes.

Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

Depreciation

Depreciation is computed using the straight-line method over the assets’ expected useful lives of three years.

Reclassification

Certain reclassifications have been made to the comparative totals to conform to the June 30, 2010 presentation.

Subsequent Events

The Company has evaluated for subsequent events through the date of the independent auditors’ report, which is the date the financial statements were made available to be issued.

2.

Accounting Pronouncements

Effective for our interim financial statements as of September 30, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the primary source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in accordance with GAAP. Rules and interpretations of the SEC are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards but does not change GAAP. The adoption of the ASC did not have a material impact on our financial statements.

In May 2009, the FASB released ASC 855, “Subsequent events”, which established a general standard of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Effective for our interim financial statements as of December 31, 2009, we reviewed events occurring through the filing date of this document.

3.

Commitment and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources would be recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Recoveries from third parties, which are probable of realization are separately recorded, and are not offset against the related liability.  The Company has no pending litigation either offensive or defensive and the Company has no lease commitments.

4.

Income Taxes

To date the Company has not filed an income tax return. No income taxes are due as a result of net operating losses. Once the Company files its tax returns, the tax returns will be open and subject to examination by the Internal Revenue Service and most of the states the Company does business in for three years. The Company is not currently under audit, nor has the Company been contacted by any of these jurisdictions.

5.

Common Stock Restrictions

Common stock shares of 30,110,000 are outstanding and all but 450,000 are not registered for resale and cannot be lawfully sold except upon registration unless a valid transactional exemption for the sale, such as Rule 144 eligibility, exists and has been complied with procedurally.

6.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no change in our principal accountant during the period for which disclosure is required under Section 304 of Regulation S-K and have had no disagreements with our auditor. Our auditors are Brock, Schechter & Polakoff, LLP, Certified Public Accountant, 726 Exchange Street, Buffalo, NY, 14210, Tel: (716) 854-5034.

ITEM 9A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls Update to June 30, 2010

As of the end of the period covered by this yearly report on Form 10- K, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the period ending June 30, 2010, Greg Galanis ("CEO") and by our Chief Financial Officer for the period ending June 30, 2010. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

Our auditors, Brock, Schechter & Polakoff, LLP, reported to management on system deficiencies that constituted material weaknesses in the internal controls of the Company. We have received their comments and propose to act on their observations as follows:

1.

Internal Control Environment - In order to address the issue, we are currently implementing an internal control system which, as defined by the Committee of Sponsoring Organization of the Treadway Commission, achieves the establishment of a control environment, risk assessment, control activities, information and communication and monitoring.

CEO and CFO Certifications

Attached to  this  annual  report,  as  Exhibits   31.1  and  32.1, are certain  certifications  of  the  CEO  and  CFO,  which  are  required  in accordance    with   the   Exchange  Act   and   the  Commission's   rules implementing    such section (the    "Rule    13a-    14(a)/15d-14(a) Certifications").   This   section  of  the annual report contains  the information concerning the Evaluation referred   to   in   the   Rule 13a- 14(a)/15d-14(a)   Certifications.   This   information  should be read in conjunction with the Rule 13a- 14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that  information required  to  be disclosed in our reports filed with the Commission  under  the Exchange Act, such as this yearly report, is recorded, processed, summarized and reported  within   the   time   period specified  in  the  Commission's  rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.  Internal  Controls,  on the other hand, are procedures which   are   designed   with  the   objective  of  providing   reasonable assurance that (i) our transactions  are  properly  authorized,  (ii)  our assets are   safeguarded   against   unauthorized  or  improper  use,  and (iii)  our transactions are properly recorded  and reported, all to permit the  preparation  of  complete  and  accurate  financial   statements   in conformity  with  accounting principles generally accepted in  the  United States.

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

Scope of the Evaluation

The CEO and CFO's evaluation of our  Disclosure  Controls and  Internal Controls  included  a  review  of  the  controls'  (i)  objectives,   (ii) design,  (iii)  implementation,  and  (iv)  the  effect of the controls on  the information  generated   for  use in this report. In the course of the Evaluation, the CEO  and  CFO  sought   to   identify  data errors,  control  problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements,  was  being undertaken.  This type of evaluation  is done on a quarterly basis so that the conclusions  concerning  the  effectiveness  of  our controls  can  be reported  in our quarterly reports  on  Form 10-QSB and annual reports  on  Form   10-KSB.

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

Conclusions

The Company intends to implement disclosure controls and procedures as designed to provide reasonable assurance of achieving our objectives subsequent to the period ended June 30, 2010.  Our CEO and CFO have  concluded  that  our disclosure controls and procedures are ineffective at that reasonable assurance level to ensure  that  material information  relating  to  the  Company  is not  made  known   to  management, including  the  CEO  and  CFO,  particularly  during  the period when our periodic  reports are being prepared, and that our Internal  Controls  are ineffective  at  that assurance level to provide reasonable  assurance that our financial statements are   fairly   presented  in conformity  with accounting principles generally accepted in the United States.

Management is currently making efforts to improve disclosure controls and procedures that are effective.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not required by the SEC for small capitalized companies

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Directors and Executive Officers.

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have two directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders.  Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Gregory Galanis - Founder, President, CEO and Director

Gregory Galanis, 28, Chief Executive, Financial and Technical Officer.  Mr. Galanis has been involved in the design, debugging and implementation of software and hardware systems for over 10 years. From 1999 to 2004 Mr. Galanis served as Chief Technical officer at Exchange Pulse Inc. and managed a team of developers building a website that broadcast dynamically updating stock quotes through the Internet and to wireless devices.   He

consulted with Taurus Analytics, Inc. in 2004 developing a website that posted financial advice to a paying customer base of over 20,000 and managing a team of 4 developers. In 2005 Mr. Galanis was employed on a temporary basis with General Motors in the locomotive division.  From 2005 to 2007 Mr. Galanis served as Chief Technical Officer at Cygnus Gaming Inc. where he developed a portfolio of 8 adverb-games for a large offshore gaming portal.   (Built with OpenGL and 3D Studio Max.) He managed a team of 8 developers and graphic artists. From 2007 to beginning his current position, Mr. Galanis served as a project manager with Shop Auto where he managed five developers. While at Shop Auto, Mr. Galanis re-developed  the company's online  website,  including  backend  functionality  to  allow paying members  to  add  and  modify  their vehicle inventory and make secure payment. (Built with PHP and JavaScript)   He successfully brought 10 unique keywords to the   Google Ad words Top 5 by implementing strategic SEO methods, building monthly traffic from 200,000 unique visitors a month to over 1 million.  He also designed an SQL database that contained detailed customer profiles for future marketing efforts.

Bruce R. Maxim- Chief Technology Officer and Director, Age 57.

Since September 19, 1991 Dr.  Maxim has been an associate professor of the Computer and Information Science Department at the University of Michigan- Dearborn. Dr.  Maxim  earned  his  Bachelor's of Science and Master's Degree in Mathematics  Education  from  the University  of  Michigan  in  1973  and  1974 respectively.

He was employed by the University of Michigan as a Programmer, Programmer Analyst and Senior Programmer Analyst from 1978 to 1984. In 1984 he became a Visiting Assistant Professor at the University of Michigan in the Department of Mathematic and Statistics and Information Science Program. He was promoted to associate professor in September, 1991.

Dr Maxim has written extensively in the field of game design, game development, and object oriented programming.  His work has been recently published in the 37th Annual Frontiers in Education Conference, Proceedings of the 2006 IEEE Frontiers in Education Conference, the Annual Meeting of the Association for Engineering Education, in The Internet Encyclopedia.

He is a frequent speaker, reviewer, and collaborator in the field of computer science, computer science education, and software engineering.

Dr. Maxim serves on and "as needed basis” and does not expect to spend more than a small portion of his time in the business of the company.

Gerald W. Mills, 58, FCA, Collins Barrow KMD, London.

Gerald Mills, a member of the Institute’s Council since 2004, is a Partner at Collins Barrow KMD LLP in London.

A Chartered Accountant since 1973, Gerry was elected a Fellow of the Ontario Institute in 2003. Active in the profession,  Gerry  served  as  Vice-Chair  of Council,  Chair  of  the  Finance Committee and has been a member of the Bylaws Review  Committee.   He has also served as both Chair and member of the Institute's Professional Conduct Committee. In addition, he has been a member of the Practice Inspection Committee.

Gerry is a Director of the London Chamber of Commerce, was its Honorary Treasurer for 2006 through to 2008 and a member of its Executive Committee.  He is currently Vice-Chair of the Board of Directors of Compassion Canada, as well as Chair of its Finance Committee.

Active in the community, Gerry has been both Director and Chair of the Head Injury Association of London and District, and is a founding member of his community church.

Art Benjamin, 73, Chief Operating Officer

Mr. Benjamin spent 13 years at IBM until 1976 as Senior Product Placement Analyst.  While  there  he was the designer  of  human factor  interaction  and  user  psychology,  pioneering the  first "Information Center." In 1978  he  founded  Art  Benjamin  Associates which produced  ACT/1, the  first prototyping tool, and introduced the  concept  of User  Architecture in North America  and abroad. In 1983 he co-founded Online People Inc.  and developed  an executive-level  method  for  evolving  an information technology strategy, and  companies on four continents  have  implemented  that  approach. During the `90s, he  also  founded  Protean  Technology  and  Practical  Systems developed methods and tools  for  implementing  workflow automation. Since 2001 he has been a private consultant and mentor to various early stage companies in the technology industry.

Mr.  Benjamin has been the recipient of special recognition awards from such prestigious organizations as the Association of Systems Management and the Canadian Council of Computer Education. Mr. Benjamin also served as a member of many  committees  and  advisory  groups,  including  the  Education  Technology committee  of  the  National Research Council of Canada and the  Grants  Awards committee  for  the  University   Research   Incentive  Fund  for  the  Ontario Government.

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Independence

The board of directors is currently composed of four members, one of whom, Gregory Galanis, is a member of the management of Sweet Spot.  The OTC Bulletin Board does not have rules regarding director independence.  The following directors, Bruce Maxim, Gerald Mills and Art Benjamin, are considered “independent” as defined under the rules of the NASDAQ Stock Market. Accordingly, only one member of the board is an independent director under the NASDAQ definition

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a) (58) (B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•

Compliance with applicable governmental laws, rules and regulations

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•

Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December2009. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

No compensation was awarded to or paid to any executive officer or director of the Company during the years 2010, 2009, and 2008 other than as shown in the table below.

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Greg

2010   $42,462 0        0

     0

0

0

     0

      $42,462

Galanis

2009   $5,558  0        0

     0

0

0

     0

      $5,558

CEO

2008   $0          0

     0

     0

0

0

     0

      $0

Gerald Mills

 2010  $0           0        0

     0

0

0

     0

      $0

CFO

 2009  $0           0        0

     0

0

0

     0

      $0

 2008  $0           0        0

     0

0

0

     0

      $0

Bruce Maxim

 2010  $0           0        0

     0

0

0

     0

      $0

Director

                 2009  $0           0        0

     0

0

0

     0

      $0

 2008  $0           0        0

     0

0

0

     0

      $0

Art Benjamin

 2010  $0           0        0

     0

0

0

     0

      $0

Director

                 2009  $0           0        0

     0

0

0

     0

      $0

 2008  $0           0        0

     0

0

0

     0

      $0

1)  Unless stated otherwise, the business address for each person named is c/o Sweet Spot Games, Inc..

(2)  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934

(3)  We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

 Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Changes in Control

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table contains certain information as of June 30, 2010 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position

      Shares

  Percentage

Gregory Galanis, CEO, Director	25,500,000	84.7%
Charles Barkley	3,750,000	12.45%
Bruce Maxim, Director	0	0%
Art Benjamin, Director	0	0%
Totals	29,250,000	97.1%

The directors, executive officers, their affiliates, and related parties own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger or sale of the Company's assets.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Brock, Schechter & Polakoff, LLP for our audit of the annual financial statements for the year ended June 30, 2010. Audit fees and other fees of auditors are listed as follows:

Year Ended June 30			2009(2)	2010(2)

Audit Fees (1)	$4,500	$20,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$4,500	$20,000

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2010 and 2009 relate to (i) the audit of our annual financial statements for the fiscal years ended June 30, 2010 and 2009.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Brock, Schechter & Polakoff, LLP CPA were pre-approved by our Board of Directors.

The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Sweet Spot Games, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at June 30, 2010

Statements of Operations - for the years ended June 30, 2010 and 2009

Statements of Cash Flows - for the years ended June 30, 2010 and

2009Statements of Stockholders’ Equity - for the years ended June 30, 2010 and 2009

Notes to Financial Statements

2. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sweet Spot Games, Inc.;

By (Signature and Title)*

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By/s/  Gregory Galanis

Chief Executive Officer (Principal

Executive Officer), President, and Director

Date  September 03, 2010

By /s/  Gerald Mills

-----------

Chief Financial Officer (Principal

Financial Officer)

 Date  September 03, 2010