Form 10-Q
period 2010-09-30
SWEET SPOT GAMES INC
filed 2010-11-12
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

   OF 1934

For the quarterly period ended September 30, 2010

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

                [X] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares outstanding of   each   of   the   issuer's classes  of common  equity,   as   of    the   latest   practicable  date:  September 30, 2010:   30,110,000

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Table of Contents

10-Q - Sweet Spot Games, Inc.

FORM 10-Q

PART I

FINANCIAL STATEMENTS

4

MANAGEMENT'S DISCUSSION

AND ANALYSIS OR PLAN OF OPERATION

12

QUANTITATIVE AND QUALITATIVE

15

DISCLOSURES ABOUT MARKET RISK

PART II

EXHIBITS

15

SIGNATURES

16

EX-1 (EXHIBIT 31.1)

EX-2 (EXHIBIT 32.1)

Sweet Spot Games, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Revenue		
Sales	$ -	$ -
Operating expenses		
Advertising and promotion	0	626
Bank and other interest charges	76	518
Consulting expense	0	0
Depreciation and amortization	271	271
Fees and dues	1,062	0
Legal and professional fees	10,684	0
Management fee	30,355	4,442
Office expense	365	967
Travel and meals	9,234	9,833
Website	838	3,458
Total operating expenses	52,885	20,115
Other expenses		
Loss on software development	0	22,133
Loss on foreign exchange	0	392
Total other expenses	0	22,525
Net loss	$ (52,885)	$ (42,640)
Weighted average number of shares outstanding	30,110,000	29,950,000
Loss per share	$ (0.00)	$ (0.00)

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

2.

Summary of Significant Accounting Policies

General

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America (“US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2010, included on Form 10-K.

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

5.      Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2010 through November 10, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $52,885 for the three months ended September 30, 2010. During the three months ended September 30, 2010, we had net cash used in operating activities of $52,614, net cash used in investing activities of $(0), and net cash provided by financing activities of $(0). At the end of the three-month period, our cash balance was $57,728.

CASH  FLOWS FROM OPERATING ACTIVITIES.  Net   cash   used   in operating activities  of   $(52,614) for  the  three  months  ended September 30, 2010 was primarily attributable  to  the  net  loss  from operations.  The adjustments to reconcile the net loss to net cash included depreciation and amortization expense  of  $271 , loss on software development of $(0), loss on foreign exchange of $(0), accounts payable of $(0) and accrued expenses of $(0).

CASH FLOWS FROM INVESTING ACTIVITIES.   Net   cash   used   in investing activities  of  $(0)  for  the three months ended September 30, 2010

CASH FLOWS FROM  FINANCING  ACTIVITIES. Net cash of $(0) provided by financing activities in the nine months ended September 30, 2010 was due to additional paid in capital of $(0) with syndication fees of $(0).

FINANCING. We ended September 30, 2010 with $57,728 of cash and cash equivalents on our balance sheet. The cash at the beginning of the period was $110,342, and the net decrease in cash was $52,614.

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

RESULTS OF OPERATIONS.

Comparison of the three months ended September 30, 2010, to the three months ended September 30, 2009:

Operating Expense

The Company recorded an operating loss of $(52,885) for the three months ended September 30, 2010 compared to an operating loss of $(42,640) for the three months ended September 30, 2009. Legal and professional fees were $(10,684) for the three months ended September 30, 2010, as compared to $(0) in the same period of 2009. Depreciation and amortization were $271 for the three months ended September 30, 2010. Expenses were added for the three months ended September 30, 2010 for advertising and promotion totaling $(0), for fees and dues totaling $1,062, and a management fee totaling $30,355.  Also, the travel and meals expense decreased from $9,833 in the three months ended September 30, 2009 to $9,234 for the same period of 2010. The website development expense decreased from $3,458 to $838 for those same respective periods.

Other Income (Expense)

Foreign exchange expense decreased to $(0) for the three months ended September 30, 2010, compared to a foreign exchange loss of $(392) in the same period of 2009.

Net Loss

The  net  loss  for  the  three  months ended September 30, 2010 was $(52,885) as compared to a net loss of $(42,640) for   the   three  months  ended September  30,  2009.

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

November 11, 2010

/s/ GREGORY GALANIS, President

---------------------------

GREGORY GALANIS,

President and Chief Executive Officer

(Principal Executive Officer and Principal Financial and

Accounting Officer)