Form 10-Q
period 2010-12-31
SWEET SPOT GAMES INC
filed 2011-02-11
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

   OF 1934

For the quarterly period ended December 31, 2010

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

                [x] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number  of  shares outstanding of   each   of   the   issuer's classes  of common  equity,   as   of    the   latest   practicable  date: February 10, 2011:    30,110,000

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Table of Contents

10-Q – Sweet Spot Games, Inc.

FORM 10-Q

PART I

4

FINANCIAL STATEMENTS

4

MANAGEMENT'S DISCUSSION

11

AND ANALYSIS AND PLAN OF OPERATION

QUANTITATIVE AND QUALITATIVE

14

DISCLOSURES ABOUT MARKET RISK

CONTROLS AND PROCEDURES

14

PART II

16

LEGAL PROCEEDINGS

16

RISK FACTORS

16

EXHIBITS

18

SIGNATURES

20

PART I.

ITEM 1. FINANCIAL STATEMENTS.

Sweet Spot Games, Inc.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

	December 31, 2010 (unaudited)	June 30, 2010 (unaudited)
Assets		
Current assets		
Cash	$ 283,476	$ 110,342
Prepaid expenses	2,100	2,100
	285,575.95	112,442
Property and equipment		
Equipment	6,079	3,252
Less: accumulated depreciation	(2,795)	(2,017)
Net property and equipment	3,284	1,235
Other assets		
Software development costs	12,000	12,000
Less: accumulated amortization	-	-
Total other assets	12,000	12,000
	$ 300,860	$ 125,677
Liabilities and Stockholders' Equity		
Current liabilities		
Accounts payable - trade	$ 10,800	$ 11,500
Total current liabilities	10,800	11,500
Stockholders' equity		
Preferred stock - authorized 5,000,000 shares, $0.001 par value; none issued	-	-
Common stock - authorized 75,000,000 shares, $0.001 par value; issued and outstanding 30,110,000 and 30,110,000 shares	30,110	30,110
Additional paid in capital	1,242,755	942,755
Deficit accumulated during the development stage	(982,805)	(858,688)
Total stockholders' equity	290,060	114,177
	$ 300,860	$ 125,677

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

5.      Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2010 through February 10, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

We make certain forward-looking statements in this report. Statements that are not historical facts included in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-Q. Cautionary Disclosures include, among others: general economic conditions, the strength and financial resources of the Company's competitors, environmental and governmental regulation, labour relations, availability and cost of employees, material and equipment, regulatory developments and compliance, fluctuations in currency exchange rates and legal proceedings. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Description of Business," as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," and similar expressions. We intend such forward-looking statements to be covered by the safe harbour provisions contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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

The Company is a developer of online and mobile, multiplayer “skill-based” games.  The Company develops games in a three dimensional environment allowing users from around the globe to compete in an environment that very closely resembles the graphic quality of console based systems.

Each gaming title that the company develops fits into the “skill-based” gaming niche and allows players from around the world to connect to the game and compete amongst each other for points.  The main objective is for players to accumulate points using various games featured on our site and compete for monthly prizes and giveaways.  A real time leader board will keep track of each user’s performance and store their history and accumulated points.  The leader board will be displayed on the main page of the site and will be visible to all users accessing the “portal” that will be developed.  The company plans on naming the site “PrizeCracker.com” and has secured that domain name.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $124,117 for the six months ended December 31, 2010. During the six months ended December 31, 2010, we had net cash used in operating activities of $124,039, net cash used in investing activities of $(2,827), and net cash provided by financing activities of $300,000. At the end of the three-month period, our cash balance was $283,476.

CASH  FLOWS FROM OPERATING ACTIVITIES.  Net   cash   used   in operating activities  of   $(124,117) for  the  six  months  ended December 31, 2010 was primarily attributable  to  the  net  loss  from operations.  The adjustments to reconcile the net loss to net cash included depreciation and amortization expense  of  $778 , loss on software development of $(0), loss on foreign exchange of $(0), accounts payable of $(700) and accrued expenses of $(0).

CASH FLOWS FROM INVESTING ACTIVITIES.   Net   cash   used   in investing  activities  of  $(2,827)  for  the six months ended December 31, 2010 was used to purchase equipment.

CASH FLOWS FROM FINANCING  ACTIVITIES. Net cash of $300,000 provided by financing activities in the six months ended December 31, 2010 was due to additional paid in capital of $299,250 with related to an issuance of common stock of $750 par value.

FINANCING. We ended December 31, 2010 with $283,476 of cash and cash equivalents on our balance sheet. The cash at the beginning of the period was $110,342, and the net increase in cash was $173,134.

INTERNAL SOURCES OF LIQUIDITY. There is no  assurance  that  funds from  our   operations,   if  and  when  they  commence,  will  meet   the requirements of our daily operations   in   the  future. In the event that funds  from   our  operations  are insufficient  to  meet  our   operating requirements,   we   will  need  to  seek  other  sources  of financing to maintain liquidity.

EXTERNAL   SOURCES   OF   LIQUIDITY.   We intend to pursue all potential financing  options  in  2011  as  we look  to  secure additional funds   to   both  stabilize  and grow our business operations  and  begin extraction. Our management will   review   any financing options at their disposal   and   will   judge  each potential source   of   funds  on  its individual merits. We cannot  assure  you  that  we will be able to secure additional  funds  from debt or equity financing,  as  and when we need to or if we can, that the terms  of  such  financing  will   be  favorable to us or our existing shareholders.

INFLATION.  Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2010.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

Comparison of the three months ended December 31, 2010, to the three months ended December 31, 2009:

Operating Expense

The Company recorded an operating loss of $(71,232) for the three months ended December 31, 2010 compared to an operating loss of $(31,544) for the three months ended December 31, 2009. Legal and professional fees were $(24,800) for the three months ended December 31, 2010, as compared to $(1,500) in the same period of 2009. Depreciation and amortization were $507 for the three months ended December 31, 2010. Expenses were added for the three months ended December 31, 2010 for advertising and promotion totaling $(2,111), for fees and dues totaling $5,305, and a management fee totaling $24,276.  Also, the travel and meals expense increased from $6,647 in the three months ended December 31, 2009 to $11,577 for the same period of 2010. The website development expense decreased from $1,699 to $1,367 for those same respective periods.

Other Income (Expense)

Foreign exchange expense decreased to $(0) for the three months ended December 31, 2010, compared to a foreign exchange loss of $(2,340) in the same period of 2009.

Net Loss

The  net  loss  for  the  three  months ended December 31, 2010 was $(71,232) as compared to a net loss of $(31,544) for   the   three  months  ended December  30,  2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Conclusions regarding disclosure controls and procedures.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

●

in any bankruptcy petition

●

in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)

●

is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,

●

or has been found to have violated a federal or state securities or commodities law.

There have been no securities trading suspensions by any regulator, and there is no pending or threatened litigation for which the adverse effect, assuming an unfavorable outcome, would exceed $25,000.

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 2. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

OUR CURRENT SHAREHOLDERS CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS.

Our principal stockholders own a majority of our common stock. As a result, they will have control over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, they will also be able to elect all of the members of our Board of Directors, which will allow they to control our affairs and management. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. As a result, they will have significant influence and control over all matters requiring approval by our stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

RISKS RELATING TO OUR SECURITIES WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND YOU MAY NEVER RECEIVE DIVIDENDS.

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

IF A MARKET DEVELOPS FOR OUR SECURITIES THE COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

If a market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility.

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

ITEM 3. EXHIBITS.

Exhibits required to be filed by Item 601 of Regulation S-B:

31.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 4. SIGNATURES.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SPOT GAMES, INC.

February 09, 2011

/s/ GREGORY GALANIS, President

---------------------------

GREGORY GALANIS,

President and Chief Executive Officer

(Principal Executive Officer and Principal Financial and Accounting Officer)