Form 10-Q
period 2011-03-31
Greenfield Farms Food, Inc.
filed 2011-05-23
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to__________________.

Commission File No. 333-157281

GREENFIELD FARMS FOOD, INC.

NEVADA	26-2909561
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2840 HIGHWAY 95 ALT. S, SUITE 7
SILVER SPRINGS, NV 89429
(Address of principal executive offices)

(704) 619-3738
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

[X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 15, 2011: 323,048,520

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Table of Contents
10-Q – Greenfield Farms Food, Inc.
FORM 10-Q

PART I	4

FINANCIAL STATEMENTS	4

ORGANIZATION AND OPERATIONS	8

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	10

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

CONTROLS AND PROCEDURES	13

PART II	16

LEGAL PROCEEDINGS	16

RISK FACTORS	16

EXHIBITS	18

SIGNATURES	22

PART I.

ITEM 1. FINANCIAL STATEMENTS

GREENFIELD FARMS FOOD, INC.
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	March 31, 2010	December 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Cash	$35,449	$–
Accounts Receivable - Trade	9,952	–
Prepaid Expenses	–	–
Total Current Assets	45,401	–
Vehicles and Equipment, Net	20,765	–
Total Assets	$66,166	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	$–	$–
Accrued Liabilities		400
Total Current Liabilities	–	400
Stockholders’ Equity (Deficit)
Preferred stock, par value $.001
authorized 50,000,000 shares;
shares issued and outstanding 96,623	97	–
Common stock, par value $.001
authorized 950,000,000 shares;
shares issued and outstanding 323,048,520	323,049	1
Stock subscription receivable	–	(3,000)
Additional paid-in capital	(208,435)	2,999
Accumulated Deficit During
Development Stage	(48,545)	(400)

Total Stockholder’s Equity (Deficit)	66,166	(400)
Total Liabilities and Stockholders’ Equity (Deficit)	$66,166	$–

The accompanying notes are an integral part of these financial statements

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

		For the period
		from
		December 31,
	Three months	2010
	ended March 31, 2011	(inception) to March 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$43,543	$43,543
Cost of Revenues	38,985	38,985
Gross Profit	4,558	4,558
General and Administrative Expenses	52,703	53,103
Loss Before Income Taxes	(48,145)	(48,545)
Income Tax Benefit (Expense)	–	–
Net Loss	$(48,145)	$(48,545)
Loss per share, basic and diluted	$0.00
Weighted average number of common share
Outstanding	323,048,520

The accompanying notes are an integral part of these financial statements

GREENFIELD FARMS FOOD, INC.
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

		For the period
		from
		December 31,
	Three months	2010
	ended	(inception) to
	March 31, 2011	March 31, 2011
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(48,145)	$(48,545)
Changes in Assets and Liabilities
Accounts Receivable – Trade	(9,952)	(9,952)
Accrued Liabilities	(400)	–
Cash Flow Used by Operations	$(58,497)	$(58,497)
Cash Flows from Investing Activities
Vehicles and Equipment Acquisition	(20,765)	(20,765)
Cash Flows from Financing Activities
Cash acquired in Reverse Merger	110,000	110,000
Equity Contributions from majority shareholder	4,711	4,711
Cash Flows Provided by Financing Activities	114,711	114,711
Change in Cash Balance	35,449	35,449
Cash Beginning of Period	–	–
Cash End of Period	$35,449	$35,449

The accompanying notes are an integral part of these financial statements

GREENFIELD FARMS FOOD, INC.
STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

Note 1 – BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2010.  In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2011.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of March 31, 2011 and December 31, 2010, the Company had limited working capital, deficits accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Grassfed Beef, Inc. (the "Company") was incorporated under the laws of the State of North Carolina on December 30, 2010. We are a marketer of grassfed beef products to a variety of grocery chains, retailers, and others, primarily in the region of Charlotte, NC. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold. There will be no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest.

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation’

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional currency and reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has not yet adopted a year end.

GREENFIELD FARMS GRASSFED BEEF, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company has elected to be taxed as a Subchapter S corporation; its income and losses will be reported by its shareholder on his individual income tax return.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended March 31, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of March 31, 2011, the Company has not issued any stock-based payments to its employees.

GREENFIELD FARMS GRASSFED BEEF, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 6 – STOCK SUBSCRIPTION RECEIVABLE

The subscription receivable was collected on January 18, 2011. See Note 6.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses at March 31, 2011 consisted of amounts owed to the Company’s legal counsel for incorporation costs.

NOTE 8 – COMMON STOCK

The authorized capital of the Company is 1,000,000 common shares with a par value of $ 0.001 per share.

On December 30, 2010, the Company issued 1,000 shares of common stock at in exchange for a stock subscription receivable of $3,000. The receivable was paid in full in cash to the Company on January 18, 2011. See Note 4.

There were 1,000 shares of common stock issued and outstanding as of December 31, 2010. On March 1, 2011 Sweet Spot Games, Inc. (“Sweet Spot”) executed a “Plan of Exchange and merger” and acquired all of the issued and outstanding shares of Greenfield Farms Grassfed Beef, Inc., a North Carolina corporation. The majority shareholders of Sweet Spot agreed to transfer control by transferring 22,582,500 shares in exchange for 100% of the outstanding shares of Greenfield, effectively conveying 75% of the voting control of the Company. The majority shareholders did not receive consideration other than the exchange of shares. The shares will be issued to Greenfield shareholders of record as of the date of the agreement. It is intended that Greenfield will become a wholly owned subsidiary of Sweet Spot Games, Inc.

The company, therefore reduced the current 30,110,000 outstanding shares of common stock by 22,033,787 (approximately 73%), resulting in 8,076,213 outstanding shares of common stock prior to giving effect to the 40:1 forward split announced on March 22, 2011, which is expected to be completed within the next week. Upon the 40 to 1 forward split, the Company will have 323,048,520 outstanding shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2010 to May 23, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

ITEM 2. Organization and Operations

Nature of Operations

On February 18, 2011, Sweet Spot Games, Inc. (“Sweet Spot”) entered into a Letter of Intent with Greenfield Farms Grassfed Beef, Inc. (“Greenfield”), a North Carolina corporation and a press release of the same date was issued. On March 1, 2011 Sweet Spot executed a “Plan of Exchange and Merger” and acquired all of the issued and outstanding shares of Greenfield Farms Grassfed Beef, Inc., a North Carolina corporation.

The exchange was made by the majority shareholders of Sweet Spot transferring control by transferring 22,582,500 shares of Sweet Spot in exchange for 100% of the outstanding shares of Greenfield, effectively conveying 75% of the voting control of the Company. The Sweet Spot shareholders did not receive consideration other than the acquisition by the Company of the shares of Sweet Spot. The Sweet Spot shares were issued to Greenfield shareholders of record as of the date of the agreement. On March 8, 2011 Articles of Exchange were filed with the Nevada Secretary of State and on March 15, 2011 Articles of Exchange were filed with the North Carolina Secretary of State. As a result Greenfield has become a wholly owned subsidiary of Sweet Spot Games, Inc.

Greenfield Farms Food, Inc. is a Nevada corporation that has authorized One Billion shares of common stock, par value $0.001, of which approximately 323,044,920 shares are currently outstanding at the time of closing. Greenfield trades on the OTCBB under the symbol “GRAS.”

To effectively convey control in the acquisition, the Company created a class of Series A Preferred Stock and authorized 100,000 shares. A total of 96,623 shares of Series A preferred are presently issued and outstanding. Each preferred Series A share is entitled to vote the equivalent of 7,000 shares of common stock.

Greenfield is a marketer of certain beef products, specifically grassfed beef. It currently has established arrangements to provide its grassfed beef to a variety of grocery chains, retailers and others in North and South Carolina including Lowes Food Stores, a North Carolina based grocer with over 100 locations, and other grocery chains and retailers. Greenfield has been approached by several additional grocery chains, restaurant suppliers and wholesalers and wishes to obtain capital to expand its business operations. The books and records of Greenfield from inception will be made available to Sweet Spot for inspection upon request when available.

As a result of this transaction, we underwent a change in control, whereby the Greenfield Shareholders now have control. The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 351of the Internal Revenue Code of 1986. We also filed Form 8-K on March 4, 2011 which contained audited financial statements of Greenfield as of December 31, 2010 and the accompanying accountant's reports.

DESCRIPTION OF BUSINESS

Plan of Operations

Greenfield Farms Grassfed Beef, Inc. (Greenfield) is a consumer and wholesale driven producer of grassfed beef that strives to allow farming families to retain “every possible bit of independence in operating their respective land.” Additionally the company’s ultimate goal is to bring grassfed beef to major retail grocery chains. The company uses stable pricing mechanisms based on production costs, a return on investment and a reasonable profit to maximize the benefits to the company, its producers and wholesale grocery and food service customers. The company’s management keeps a constant eye on multiple markets, production and pricing mechanisms to keep Greenfield in a competitive position. The company intends to create a tenable and long lived marketing system for a select group of producers of grassfed beef. It must be a system that rewards quality, good husbandry and the far sighted approach to resource management.

The company has product in Lowes Foods Stores throughout North and South Carolina and other regional and local grocery accounts including the Healthy Home Markets in Charlotte, NC and The Peach Stand in Ft. Mill, SC. Greenfield anticipates launching it first products in May in Harris Teeter, a Charlotte, NC based retail grocery with over 200 locations in the southeast and Virginia. The company has targeted Bi-Lo in Mauldin SC and Publix Grocery in FL as potential accounts along with other smaller chains and custom butcher and specialty retailers. Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle.

Market for Greenfield Farms Products

Greenfield Farms target end user consumer is health conscious and willing to pay a premium for high-quality, lean, “grassfed” beef products. Greenfield Farms retail and food service business partners are companies that focus on these consumers. The beef industry as a whole does not track or segment out as a separate market grassfed beef. As such there are multiple and differing opinions of the current and future growth of the grassfed beef industry. The American Grassfed Beef Association estimates the market share at 3% of the current $78 billion industry or approximately $234 million annually. The association estimates a projected growth to 10% of the next 10 years as consumers become more educated and the industries producers can grow beyond single small family farms.

Allen Williams, president of Livestock Management Consultants, LLC has this to say about the grassfed beef industry “Grass-fed beef production really has gone from a miniscule industry in the ‘90s to a thriving billion dollar industry now.” His agency’s research indicated a market of approximately $2 million in 1998 and a current market in 2009 of over $380 million. In the Agri Review, a Wisconsin Agricultural publication Mr. Williams is quoted in an article entitled “Grassfed Force Thrives through Winter”, “I strongly suspect that the industry will top $2 billion this year,” he says. “A big draw is that people not eating beef have begun eating grass-fed beef. I’m not arguing about the reason, we’ll gladly accept the business. It’s not taking away market share from grain-fed; it’s adding market share to the entire beef industry. That’s very good for us all.”

The management of Greenfield also sees exceptional opportunities in other grassfed beef products beyond traditional cuts of beef. Grassfed hotdogs, beef sausage, and pre –packaged seasoned ready to grill products such as bratwurst, briskets, short ribs and other specialty cuts.

The company feels confident that it has an opportunity to capture a significant market share in the area of pre-pressed frozen hamburger patties. Currently there are suppliers of “all natural” pre-pressed patties but no grassfed burgers. Based on current and potential store counts and the average turn of pre-pressed frozen hamburger patties and actual scan data, the company would anticipate sales in excess of 50,000 units annually within a 4 state geographical area. Additionally the company believes that the value of a frozen product brings expanded geographical reach because of the extended life of the product versus fresh beef and therefore increases the number of retail grocery locations to an additional 750 locations along the east coast and east of the Mississippi River.

Grassfed Beef and the Environment

Cows burp and expel a lot of gas in many different ways. There are as many differing views on the affects of grassfed beef on the environment as there are different breeds of cattle. Conventional beef producers, feedlots, contend that their economies of scale and abilities to produce an animal ready for slaughter in as little as 14 months versus 18-22 months reduce the number of cattle producing methane. On the other side of the equation are proponents such as Greenfield and other grassfed beef producers. Although our animals may live longer and produce more methane gas than traditional feedlot cattle before slaughter their waste is recycled through a natural process of being raised on pasture.

Benefits of Grassfed Beef

In standard beef operations, steers are fattened on a feed lot, where they are confined and trough-fed a rich diet of grains. They are given hormones to make them grow faster and antibiotics to counter any illnesses caused by the rich diet. Most reach the average slaughter weight of 1,200 pounds in 14 to 16 months. Grass-fed animals are allowed to roam free in pastures. They are not fattened on grains in feed lots, or given growth hormones or antibiotics to speed the process.

In addition to having significantly less fat and cholesterol than regular beef, grass-fed beef has up to twice the amount of omega-3 fatty acids as regular beef, and a more healthful balance between omega-3 and omega-6 fatty acids, according to a review of research by the Grass-Fed Beef project at California State University’s Chico Department of Agriculture and the University of California Cooperative Extension. Omega-3 fatty acids are thought to help lower blood cholesterol levels and blood pressure, and a type of omega-3 present in grass-fed beef may help reduce the risk of cardiovascular disease, dementia and depression. The proper balance between omega-3 and omega-6 fatty acids may help reduce inflammatory disorders, according to the California project. Grass-fed beef also has been found to have up to 10 times more vitamin A than regular beef, and up to three times as much vitamin E, according to a study cited by the California project.

Researchers also indicates grass-fed beef has up to five times the CLA — conjugated linoleic acid — of regular beef. The substance is thought to help prevent cancer and regulate metabolism. Also, according to the California project, most studies base nutrient comparisons on the amount of nutrients found in lipids, or fat. Grass-fed beef may have more of certain nutrients per gram of fat, but overall the beef has much less fat than regular beef. An additional joint study by the USDA and Clemson University achieved similar results and therefore allows grassfed beef producers to legitimately cite the health benefits or our products versus grain fed beef.

Advertising Strategies

Greenfield Farms participates with its wholesale accounts on advertising policies and strategies that target prospective consumers of the company’s products. Grocery store chains use information gathered by customer identification (VIC for Harris Teeter and MVP for Food Lion for example) and target those customers who are more likely to be interested in healthier foods based on previous purchases such as organic fruits and vegetables, whole grain purchases etc. Additionally the company provides point of purchase materials and other consumer educational materials to drive sales through the system. Additional advertising and marketing strategies include in-store demonstrations, speaking engagements and hosting chefs or reporters on producer farms.

Strategies for Grassfed Beef Products

Greenfield Farms (Greenfield) will differentiate its products, practices and story focusing on consumer demands. The company has identified a niche market and how to fill this market on a larger scale other than single producer direct to the consumer and traditional single source producer direct to grocery accounts. The current model utilized by several retail grocers for securing grassfed beef is to purchase from a single small producer. This practice results in substantially higher prices, lack of product availability and a risk management issue associated with supply and the loss of a supplier in the event of a major health issue for the animals such as Blackleg. Additional risk issues are the lack of adequate pasture and feed reserves in the event of an unusually hot summer or cold winter. Greenfield eliminates these issues by having lower overhead as a collective group of producers, larger and more diverse markets for selling our products and one isolated health or climate issue crisis does not wipeout a suppliers entire inventory. Greenfield sources animals between 1100 and 1300 pounds who have been raised on the Greenfield Protocol for Grassfed Beef. The Greenfield protocol mirrors the USDA and as such Greenfield Grassfed Beef has been approved by the USDA - FSIS (Food Safety and Inspection Service) for grassfed product labeling.

Greenfield currently utilizes two USDA processors within 150 miles of all of its current producers. Both processors are USDA and Steritech Best Food Safety Handling Practices Certified. Both processors have established USDA approved HAACP (Hazard Analysis and Critical Control Point) plans. Greenfield has established its own safety protocol that involves multiple testing points for infectious bacteria and the presence of e-coli contamination. The company utilizes double versus single blind test with robust sampling both prior to and after certain meat processing procedures too ensure the safest product possible.

“Consumers demand change. If you want to satisfy consumer demand, you have to stay ahead of the curve. Where grocery, food service and the institutional trade are heading today is sustainability and social justice. Consumers want to know that the people raising the products are making a decent living. They also want to know if the carbon footprint caused by the food they’re eating makes environmental sense” (Mary Foreman former Country Natural Beef Executive, quoted in Beef Magazine.)

Greenfield Farms current model about differentiation focuses on environmental sustainability and social justice while maximizing larger scale production and distribution capabilities to bring a high demand product to the more consumers at a competitive price. Greenfield Farms and its producer’s grassfed beef falls perfectly in line with this Value Based Food Chain philosophy. As such our ability to produce large quantities of high value added product significantly increases our market penetration capability beyond that of the average grassfed beef producer. Greenfield Farms and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle.

Creating and marketing differentiated, higher value food products.

Value chains are predicated on producing and marketing significant volumes of differentiated, higher value products

1) Quality of Greenfield Farms cattle and meat. Cattle are raised on Greenfield Farms producer farms. Cattle are raised without growth hormones, antibiotics or animal byproducts. Cattle have access to grass pastures at all times and a supplemental feeding protocol excluding the use of “corn” products in the husks and or shell which results in a leaner and healthier beef product. Cattle are never force feed as in the traditional feedlot.

2) Quality of Greenfield Farms farming operations. Emphasis is placed on family-owned farms as well as land and animal stewardship.

3) Quality of the Greenfield Farms producer base. Greenfield Farms producers are experienced farmers in both the raising of cattle and row crops and to that end have extensive knowledge in land management and grazing practices. All producers use a rotational grazing practice that is suitable for their land taking into consideration acreage, land quality, grass and other food supplement availability and water resources.

Successful value chain partners have similar values, different competencies and complementary business models. The business models and goals of all Greenfield Farms partners complement the company’s goal of producing and marketing high-quality, grassfed beef products to health-conscious consumers who are willing to pay a premium for such products.

There is a high degree of fit between Greenfield Farms business model and multiple food chains including but not limited to Whole Foods, Fresh Market, Earth Fare, Harris Teeter, Publix, Lowes Foods and other independent small groceries.

Greenfield Farms consistently seeks to gain efficiencies at all levels of the supply chain through improved cattle genetics and grazing management at the farm level, precise marketing strategies, transportation cost and potential co-op’s for supplemental feed products that will reduce the cost for all producers.

Government Regulation

The slaughter of all live animals for resale is governed and regulated by the USDA. All products must be slaughtered and processed in USDA inspected facilities if the product is to be resold and transported across state lines for resale. Both processors utilized by Greenfield are USDA inspected facilities.

Product packaging is regulated by a division of the Food Safety and Inspection Service (FSIS), a division of the USDA. Greenfield has been approved by the FSIS and as such all of our products can be labeled “a Grassfed Beef product, No Antibiotics, No Hormones, 100% USA Beef.”

Competition

From a supply side White Oak Pastures (WOP) in Georgia is the largest competitor in the immediate market. WOP is a 5th generation farm of over 1000 acres and produces grassfed beef for Whole Foods, Bloom Grocery and select Publix grocery stores. WOP has the only on farm processing facility east of the Mississippi and is only one of two such farms in the country, the other located in California. Greenfield believes that WOP current processing capabilities are or will shortly be at maximum capacity based on demand and as such would have to look for outside processing to expand and take on additional accounts.

Grassfed beef consumers are highly educated and as such are not typical consumers of commercial grain fed beef products or organic products that have been fed a diet of corn or corn by products. Our competition really lies in the uneducated consumer and as such our marketing approach is to educate the consumer as to the advantages of grassfed beef.

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

Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Greenfield Farms Grassfed Beef, Inc. was incorporated on December 30, 2010 as a North Carolina corporation. It obtained approval from the USDA-FSIS to use the “grassfed beef” designation in September 2010 and began marketing under the grassfed designation in December 2010. Prior to that time Greenfield was engaged in more traditional beef sales, raising an occasional steer for sale at farmer’s markets and similar venues.

Greenfield is a consumer and wholesale driven producer of grassfed beef that strives to allow farming families to retain “every possible bit of independence in operating their respective land.” Additionally the company’s ultimate goal is to bring grassfed beef to major retail grocery chains. The company uses stable pricing mechanisms based on production costs, a return on investment and a reasonable profit to maximize the benefits to the company, its producers and wholesale grocery and food service customers. The company’s management keeps a constant eye on multiple markets, production and pricing mechanisms to keep Greenfield in a competitive position. The company intends to create a tenable and long lived marketing system for a select group of producers of grassfed beef. It must be a system that rewards quality, good husbandry and the far sighted approach to resource management.

The company currently supplies Lowes Foods Stores, a North Carolina based grocer with over 100 locations and other regional and local grocers including Healthy Home Markets in Charlotte, NC and The Peach Stand located in Ft. Mill, SC. Greenfield anticipates launching its first products in May 2011 in Harris Teeter, a Charlotte, NC based retail grocery with over 200 locations in the southeast and Virginia. The company has targeted Bi-Lo, a Mauldin SC based grocery chain with 207 stores and Publix a FL based retail grocery chain with 1023 locations The company feels confident that it has an opportunity to capture a significant market share in the area of pre-pressed frozen hamburger patties. Currently there are suppliers of “all natural” pre-pressed patties but no grassfed burgers. Based on current and potential store counts and the average turn of pre-pressed frozen hamburger patties and actual scan data, the company would anticipate sales in excess of 50,000 units annually within a 4 state geographical area. Additionally the company believes that the value of a frozen product brings expanded geographical reach because of the extended life of the product versus fresh beef and therefore increases the number of retail grocery locations to an additional 750 locations along the east coast and east of the Mississippi River.

Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle. Management is constantly seeking to increase the number of head of cattle raised under the “grassfed” moniker and may seek in the future to acquire land by lease or purchase.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(A COMPARISON OF LIQUIDITY AND CAPITAL RESOURCES MAY NOT BE MEANINGFUL BECAUSE THE COMPANY HAS UNDERGONE TWO SIGNIFICANT CHANGES. FIRST, THE COMPANY COMPLETED A REVERSE MERGER IN MARCH, 2011 AND IS NOW ENGAGED IN AN ENTIRELY DIFFERENT LINE OF BUSINESS. SECOND, THE COMPANY HAS NOT CHOSEN A FISCAL YEAR, BUT THE INCEPTION OF OUR ACQUISITIONS IS DECEMBER, 2010 SO THE PERIODS ARE NOT EQUAL.)

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $(48,145) for the nine months ended March 31, 2011. During the 3 months ended March 31, 2011, we had cash flow used by operations of $(58,497). At the end of the three month period ending March 31, 2011, our cash balance was $35,449.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $(58,497) for the 3 months ended March 31, 2011 and was primarily attributable to the net loss from operations. The adjustments for the period ended in 2011 included $(9,952) in trade receivables and $(400) in accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES. For the three months ended March 31, 2011, cash flows provided by investing activities consisted of $(20,765) from vehicle acquisition. The Company had been making deliveries with borrowed vehicles and, in the first quarter of 2011, made its first acquisition of a Ford F-350 diesel truck.

CASH FLOWS FROM FINANCING ACTIVITIES. For the three months ended March 31, 2011, cash flows provided by financing activities were $114,711, which consisted of $110,000 in cash acquired in the reverse merger and $4,711 in equity contributions from the majority shareholder.

FINANCING. We ended March 31, 2011 with $35,449 in cash and cash equivalents on our balance sheet. The cash at the beginning of the period was $0, and the net increase in cash was $35,499.

INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2011.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

For the three months ended March 31, 2011:

Operating Expense

The Company recorded a loss before income taxes $(48,145). For the period ended March 31, 2011 the general and administrative expenses were $52,703. Gross profit was $4,558 for the three months ended March 31, 2011.

Net Loss

The net loss was $(48,145) for the three months ended March 31, 2011.

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 5. CONTROLS AND PROCEDURES

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of March 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

•	in any bankruptcy petition

•	in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)

•	is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,

•	or has been found to have violated a federal or state securities or commodities law.

There have been no securities trading suspensions by any regulator, and there is no pending or threatened litigation for which the adverse effect, assuming an unfavorable outcome, would exceed $25,000. In 2010 the Company’s CEO and Chair, Mr. Larry Moore, pled guilty to a misdemeanor charge under the securities laws of the State of South Carolina. Mr. Moore agreed to 150 hours of community service and rescission of certain sales of securities in South Carolina, which he performed and discharged in 2010.

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

RISK FACTORS

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

WE ARE AN EARLY STAGE COMPANY WITH NO OPERATING HISTORY FOR YOU TO EVALUATE AND WE HAVE NOT PROVEN OUR ABILITY TO GENERATE PROFITS.

We are a developmental stage company. We have no meaningful operating history so it will be difficult for you to evaluate an investment in our securities. For the first quarter of 2011, we had revenues of $43,543 and a net loss of $(48,145).

An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development.

Our revenue and income potential is unproven and our business model is still emerging. If our business model does not prove to be profitable, investors may lose all of their investment.

WE ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE AND OUR AUDITOR NOTE THAT THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS GOING CONCERN.

Our auditors have noted that our ability to become a going concern is dependent on our continued ability to obtain additional financing. We have not achieved profitability and expect to continue to incur net losses since inception. We expect to generate revenues through the sales of grassfed beef, but there is no assurance that we will be able to do so profitably. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

WE MAY HAVE INSUFFICIENT LIQUIDITY TO CONTINUE.

We currently have total current assets of $45,401 of which $35,449 is cash. We anticipate expenses of approximately $10,000 per month for the next 12 months. This includes the costs of acquiring cattle, processing, packaging and delivery. We have accumulated deficits during the development stage. If we are not able to generate sufficient revenues from operations or obtain financing, we may not have sufficient liquidity to continue.

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

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We expect to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. While we have no experience as a public company, we estimate that these additional costs will total approximately $30,000 per year. We currently do not have officers and directors insurance and expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2011 Sweet Spot Games, Inc. (“Sweet Spot”) executed a “Plan of Exchange and Merger” and acquired all of the issued and outstanding shares of Greenfield Farms Grassfed Beef, Inc., a North Carolina corporation. The majority shareholders of Sweet Spot agreed to transfer control by transferring 22,582,500 shares in exchange for 100% of the outstanding shares of Greenfield, effectively conveying 75% of the voting control of the Company. The majority shareholders did not receive consideration other than the exchange of shares. The shares will be issued to Greenfield shareholders of record as of the date of the agreement. It is intended that Greenfield will become a wholly owned subsidiary of Sweet Spot Games, Inc.

On April 4, 2011, FINRA (the Financial Industry Regulatory Authority) approved certain corporate changes including:

a.	Change of Name from “Sweet Spot Games, Inc.” to “Greenfield Farms Food, Inc.”;

b.	Change of Symbol from “SWTP” to “GRAS.”

c.	Approval of a 40 for 1 forward stock split.

Because of the forward split, FINRA has placed a “D” on the GRAS ticker symbol for 20 business days. After 20 business days, the “D” will be dropped and the ticker symbol for Greenfield Farms Food, Inc. will be OTCBB: GRAS.

In addition, the corporation authorized a new class of securities, Series A Preferred Stock, and four shareholders converted their common stock into Series A Preferred stock.

SERIES A Preferred Stock

The Company authorized a series of Preferred Stock of the Company which shall be designated as “Series A Convertible Voting Preferred Stock” (the “Series A Preferred Stock”), having a par value of $0.001 par share and a preference upon liquidation. The number of shares constituting the Series A Preferred Stock shall be 100,000 and such number of shares may be decreased by resolutions of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than that of the shares then outstanding plus the number of shares issuable upon exercise of outstanding rights, convertible notes, options or warrants or upon conversion of outstanding securities issued by the Company. The Company may issue fractional shares of Series A Preferred Stock.

Voting Rights. The of holders of shares of Series A Preferred Stock shall be entitled to vote on all matters coming before the common stock shareholders or as permitted to common stock shareholders by law at the rate of 7,000 common stock share votes for each share of Series A Preferred Stock. The voting rights shall attach immediately upon issuance of the Series A Preferred shares and shall continue until such time as the Series A Preferred shares have been converted into common stock shares.

Conversion Rights. The holders of Series A Preferred Stock shall have the following conversion rights (collectively, the “Conversion Rights”):

(a)
Conversion. Each issued and outstanding share of Series A Preferred Stock shall be convertible upon the request of the holder after the expiration of one year from the date of closing of the Plan of Exchange with Greenfield Farms Grassfed Beef, Inc. and the filing by the Company of an amendment (the “Amendment”) to its Articles of Incorporation, clearing a 10b-17 filing with the NASD, and into that number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Purchase Price (as adjusted for stock dividends, stock splits, combinations, recapitalizations or other similar events affecting the Series A Preferred Stock) by the Conversion Rate. The “Conversion Rate” shall initially be equal to 7,000 shares of Common Stock for each share of Series A Preferred Stock. This initial Conversion Rate shall be subject to adjustment as hereinafter provided.

(b)
Stock Reclassifications; Stock Splits, Combinations and Dividends. If the Common Stock issuable upon the conversion of the Series A Preferred Stock shall be changed into the same or different number of shares of any class or classes of stock, whether by reclassification, stock split, stock dividend, or similar event, then and in each such event, the Conversion Rate shall be adjusted so that the holder of each share of Series A Preferred Stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such capital reorganization, reclassification or other change which such holder would have received had its shares of Series A Preferred Stock been converted immediately prior to such capital reorganization, reclassification or other change.

(c)
Capital Reorganization, Merger or Sale of Assets. If at any time or from time to time there shall be a capital reorganization of the Common Stock (other than a subdivision, combination, reclassification or exchange of shares provided for in Section 3(c) above) or a merger or consolidation of the Company with or into another corporation, or the sale of all or substantially all of the Company’s properties and assets to any other person, or any transaction or series of related transactions in which more than ten percent (10%) of the outstanding voting securities of the Company (on an as converted basis) are sold or assigned (any of which events is herein referred to as a “Reorganization”), then as a part of such Reorganization, the Conversion Rate shall be adjusted so that the holders of the Series A Preferred Stock shall thereafter be entitled to receive upon conversion of the Series A Preferred Stock, the number of shares of stock or other securities or property of the Company, or of the successor corporation resulting from such Reorganization, to which such holder would have been entitled if such holder had converted its shares of Series A Preferred Stock immediately prior to such Reorganization. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 3 with respect to the rights of the holders of the Series A Preferred Stock after the Reorganization, to the end that the provisions of this Section 3 (including adjustment of the number of shares issuable upon conversion of the Series A Preferred Stock) shall be applicable after that event in as nearly equivalent a manner as may be practicable.

(d)
Exercise of Conversion Rights. Upon delivery of a Notice of Conversion in proper form, the Series A Preferred Stock covered by such Notice of Conversion shall be deemed to be converted for all purposes, without further action required on the part of the holder thereof or on the part of the Company.

Article Three of the Corporation’s Certificate of the Restated Corporate Certificate was amended as follows.

The maximum number of shares of capital stock which this Corporation shall have authority to issue is One Billion (1,000,000,000), consisting of Nine Hundred Fifty Million (950,000,0000) shares of Common Stock, $.001 par value, and Fifty Million (50,000,000) shares of Preferred Stock at $.001 par value.

At the time of filing of this Amendment, the Company shall forward split its issued and outstanding common stock on a 40 for 1 basis, such that each share of common stock prior to this amendment shall be exchanged for 40 shares, which change shall be noted on the transfer ledger of the corporation’s shareholder lists without requirement of physical delivery or physical exchange of certificates.

Conversion of Common Stock to Series A Preferred Shares

On April 1, 2011 four shareholders of Greenfield Farms Food, Inc., all of whom were current or former affiliates, converted a total of 22,033,787 shares of Common Stock into 96,623 shares of Series A Preferred stock, as follows.

Charles W. Barkley Esq. (Company Counsel) canceled 783,787 shares of common stock and converted those shares into 4,479 Series A preferred shares;

Ms. Ginna Romero canceled 300,000 shares of common stock and converted those shares into 1,714 Series A preferred shares;

Mr. Larry Moore (formerly CEO of Sweet Spot Games) has canceled 950,000 shares of common stock and converted those shares into 5,430 Series A preferred shares.; and

Mr. Larry Moore (current President of Greenfield Farms Food, Inc.) has canceled 20,000,000 shares of common stock and converted those shares into 85,000 Series A preferred shares. The company, therefore reduced the current 30,110,000 outstanding shares of common stock by 22,033,787 (approximately 73%), resulting in 8,076,213 outstanding shares of common stock prior to giving effect to the 40:1 forward split announced on March 22, 2011, which is expected to be completed within the next week. Upon the 40 to 1 forward split, the Company will have 323,048,520 outstanding shares of common stock.

The Series A shares have immediate voting rights and may be converted after a minimum one-year hold. There will be no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest.

Greenfield is a marketer of certain beef products, specifically grassfed beef. It currently has established arrangements to provide its grassfed beef to a variety of grocery chains, retailers and others in North and South Carolina. The company currently supplies Lowes Food Stores, a North Carolina based grocer with over 100 locations. Greenfield has been approached by several additional grocery chains, restaurant suppliers and wholesalers and wishes to obtain capital to expand its business operations. The books and records of Greenfield from inception have been made available to Sweet Spot for inspection upon request when available.

Sweet Spot Games, Inc. (herein “Sweet Spot” or “SWTP”), was established as a development stage Nevada corporation developing online, multiplayer gaming applications. Sweet Spot has a website at: http://www.sweetspotgames.com. Sweet Spot is a publicly traded company, quoted on the OTCBB and pink sheets under the symbol “SWTP.” Sweet Spot is obligated to file reports under the Securities Exchange Act of 1934, as amended and has caused all such reports to be filed. Its shares are DTC eligible.

As a result of this transaction, we underwent a change in control, whereby the Greenfield Shareholders now have control. The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 351of the Internal Revenue Code of 1986.

ITEM 3. EXHIBITS.

Exhibits required to be filed by Item 601.:

31.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 4. SIGNATURES.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Greenfield Farms Food, Inc.

Date: May 23, 2011	By:	/s/ Larry Moore
Larry Moore Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002