Form 10-Q
period 2011-06-30
Greenfield Farms Food, Inc.
filed 2011-08-18
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

[X] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2011: 323,048,520

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

GREENFIELD FARMS FOOD, INC
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	June 30, 2011	December 31,
	(Unaudited)	2010
ASSETS

Cash	$5,360	$-
Accounts Receivable - Trade	17,773	-
Inventory	12,152
Total Current Assets	35,285	-

Vehicles and Equipment, Net	45,357	-
Security Deposits	2,270	-
Total Assets	$82,912	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$43,979	$-
Notes Payable	36,000	-
Accrued Liabilities	4,078	400
Total Current Liabilities	84,057	400

Stockholders' Deficit
Preferred stock, par value $.001 authorized 50,000,000 shares; shares issued and outstanding 96,623	97	-

Common stock, par value $.001 authorized 950,000,000 shares; shares issued and outsatanding 323,048,520	323,049	1

Stock Subscription Receivable	-	(3,000)
Additional paid-in capital	(208,435)	2,999
Deficit accumulated during development stage	(115,856)	(400)

Total Stockholders' Deficit	(1,145)	(400)

Total Liabilities and Stockholders' Deficit	$82,912	$-

(See accompanying notes to financial statements)

GREENFIELD FARMS FOOD, INC
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	Three	Six	For the period from December 30, 2010
	Months Ended	Months Ended	(inception) to
	June 30, 2011	June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$44,884	$88,427	$88,427
Cost of Revenues	63,717	102,702	102,702

Gross Profit	(18,833)	(14,275)	(14,275)

General & Administrative Expenses	48,478	101,181	101,581

Loss Before Income Taxes	(67,311)	(115,456)	(115,856)
Incom Tax Benefit (Expense)	-	-	-

Net Loss	$(67,311)	$(115,456)	$(115,856)

Loss per share, basic and diluted	$-	$-

Weighted average number of common share outstanding	323,048,520	323,048,520

(See accompanying notes to financial statements)

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

	Six	For the Period from December 30, 2010
	Months Ended	(inception) to
	June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)

Cash Flow from Operating Activities
Net Loss	$(115,456)	$(115,856)
Depreciation	1,206	1,206

Changes in assets and liabilities
Accounts Receivable - Trade	(17,773)	(17,773)
Security Deposits	(2,270)	(2,270)
Inventory	(12,152)	(12,152)
Accounts Payable/Accrued Liabilities	47,657	48,057

Cash Flow used by Operations	(98,788)	(98,788)

Cash Flow from Investing Activities
Vehicles and Equipment Acquisition	(46,563)	(46,563)

Cash Flow From Financing Activities
Notes Payable	36,000	36,000
Cash aquired in Reverse Merger	110,000	110,000
Equity Contributions from majority shareholer	4,711	4,711

Cash Flows Privided by Financing Activities	150,711	150,711

Change in Cash Balance	5,360	5,360
Cash at Beginning of Period	-	-

Cash at End of Period	$5,360	$5,360

(See accompanying notes to financial statements)

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six month period ended June 30, 2011. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of June 30, 2011 and December 31, 2010, the Company had limited working capital, deficits accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Grassfed Beef, Inc. (the "Company") was incorporated under the laws of the State of North Carolina on December 30, 2010. We are a marketer of grassfed beef products to a variety of grocery chains, retailers, and others, throughout the Sotheastern United States. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

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

The company, therefore reduced the current 30,110,000 outstanding shares of common stock by 22,033,787 (approximately 73%), resulting in 8,076,213 outstanding shares of common stock prior to giving effect to the 40:1 forward split announced on March 22, 2011.

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

Basis of Presentation

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has not yet adopted a December 31 year end.

GREENFIELD FARMS FOOD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company has elected to be taxed as a “C” corporation. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended December 31, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of June 30, 2011, the Company has not issued any stock-based payments to its employees.

GREENFIELD FARMS FOOD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 6 – COMMON STOCK

The authorized capital of the Company is 950,000,000 common shares with a par value of $ 0.001 per share of which the Company has issued 323,048,520 shares. The Company has also authorized 50,000,000 shares of preferred stock par value $0.001 and authorized up to 100,000 shares of a Series A Convertible Preferred Stock of which 96,623 are currently issued and outstanding.

On December 30, 2010, the Company issued 1,000 shares of common stock at in exchange for a stock subscription receivable of $3,000. The receivable was paid in full in cash to the Company on January 18, 2011. See Note 4.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2011 to August 16, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than a loan from a shareholder in the amount of $50,000.

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

Greenfield Farms Food, Inc. is a Nevada corporation that has authorized 950 Million shares of common stock, par value $0.001, of which approximately 323,048,520 shares are currently outstanding at the time of closing. Greenfield trades on the OTCBB under the symbol “GRAS.”

To effectively convey control in the acquisition, the Company created a class of Series A Preferred Stock and authorized 100,000 shares. A total of 96,623 shares of Series A preferred are presently issued and outstanding. Each preferred Series A share is entitled to vote the equivalent of 7,000 shares of common stock.

Greenfield is a marketer of certain beef products, specifically grassfed beef. It currently has established arrangements to provide its grassfed beef to a variety of grocery chains, retailers and others in North and South Carolina including Lowes Food Stores, a North Carolina based grocer with over 100 locations. The company is the exclusive supplier of grassfed beef to the Healthy Home Markets serving five locations in North Carolina. The company supplies food service providers and restaurants through a distribution agreement with Inland Seafood, a fresh beef and seafood distributor in the southeast with five distribution centers and over 3500 customers. Greenfield has been approached by several additional grocery chains, restaurant suppliers and wholesalers and wishes to obtain capital to expand its business operations.

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

The company currently supplies Lowes Food Stores, a North Carolina based grocer with over 100 locations and is the exclusive supplier of grassfed beef to the Healthy Home Markets with five locations in North Carolina. Additionally the company supplies independent grocers and restaurants through a distribution agreement with Inland Seafood, a southeastern US distributor with five distribution centers and over 3500 customers.The company is currently discussing product placement with other grocery chains located on the east coast and anticipates launching its products in an additional 200 stores by the end of the year. Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle.

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

The management of Greenfield also sees opportunities in other grassfed beef products beyond traditional cuts of beef. Grassfed hotdogs, beef sausage, and pre –packaged seasoned ready to grill products such as bratwurst, briskets, short ribs and other specialty cuts.

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

Grassfed Beef and the Environment

Cows burp and expel a lot of gas in many different ways. There are as many differing views on the effects of grassfed beef on the environment as there are different breeds of cattle. Conventional beef producers, feedlots, contend that their economies of scale and abilities to produce an animal ready for slaughter in as little as 14 months versus 18-22 months reduce the number of cattle producing methane. On the other side of the equation are proponents such as Greenfield and other grassfed beef producers. Although our animals may live longer and produce more methane gas than traditional feedlot cattle before slaughter their waste is recycled through a natural process of being raised on pasture.

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

Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

The company currently supplies Lowes Foods Stores, a North Carolina based grocer with over 100 locations and is the exclusive supplier of grassfed beef to the Healthy Home Markets with five locations in North Carolina. The company supplies resturants and other independent grocers through a distribution agreement with Inland Seafood, a southeastern US distributor with five distribution centers and over 3500 customers. The company is currently discussing product placement with several east coast grocers and anticipates launching product in an additional 200 locatiuons before the end of the year. The company feels confident that it has an opportunity to capture a significant market share in the area of pre-pressed frozen hamburger patties. Currently there are suppliers of “all natural” pre-pressed patties but no grassfed burgers. Based on current and potential store counts and the average turn of pre-pressed frozen hamburger patties and actual scan data, the company would anticipate sales in excess of 50,000 units annually within a 4 state geographical area. Additionally the company believes that the value of a frozen product brings expanded geographical reach because of the extended life of the product versus fresh beef and therefore increases the number of retail grocery locations to an additional 750 locations along the east coast and east of the Mississippi River.

Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle. Management is constantly seeking to increase the number of head of cattle raised under the “grassfed” moniker and may seek in the future to acquire land by lease or purchase.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011

( A COMPARISON OF LIQUIDITY AND CAPITAL RESOURCES MAY NOT BE MEANINGFUL BECAUSE THE COMPANY HAS UNDERGONE TWO SIGNIFICANT CHANGES. FIRST, THE COMPANY COMPLETED A REVERSE MERGER IN MARCH, 2011 AND IS NOW ENGAGED IN AN ENTIRELY DIFFERENT LINE OF BUSINESS. SECOND, THE COMPANY WAS ON A JUNE 30 FISCAL YEAR, BUT THE INCEPTION OF OUR ACQUISITIONS IF DECEMBER, 2010 SO THE PERIODS ARE NOT EQUAL.)

The Company’s operations were adversely impacted during the second quarter by the following factors:

-	Processing and packing facilities were at or near capacity making it difficult for the Company to process enough product to fill all orders;

-
While there is significant demand for the prime cuts from grass fed beef, there is less demand for the more expensive grass fed ground beef and the Company has sold some product at reduced costs to avoid spoilage;

-	The lack of capital has prevented the Company from acquiring additional facilities and product.

Management has attempted to address each of these three adverse factors. We have contacted other processing facilities, some as far away as Canada, to process additional product during the busy season between Memorial Day and Labor Day. Management has also identified processing facilities that could be acquired provided that financing is available. Management has also contacted other retailers regarding the retail distribution of ground beef products to avoid the accumulation of ground beef as a byproduct of manufacturing prime cuts. Management will continue to address these issues, but there can be no assurance that our efforts will prove successful.

Finally, the Company entered into agreements with Ascendiant Capital Partners, LLC of Irvine California to provide up to $10,000,000 over the next 24 months on a Share Purchase arrangement. The share purchase arrangement is dependent on a variety of factors, and there can be no assurance that we will be able to obtain any or all of the capital under the agreement.

On August 10, 2011 the Company entered into a Securities Purchase Agreement (the “Stock Purchase” Agreement) and a Registration Rights Agreement (the “Registration Rights” Agreement) with Ascendiant Capital Partners, LLC., a Nevada Limited Liability Company. Under the Securities Purchase Agreement the Company may send a “draw down” notice to Ascendiant. The maximum drawdown is a formula of the average daily trading volume during the 10 trading days immediately prior to the draw down pricing period multiplied by the price determined by the trading market as defined in the Agreement, with a maximum of $250,000 per draw down.

Under the terms of our Agreement, we must undertake the registration of the shares underlying the draw down at our sole expense. We also paid $5,000 in cash and will owe an additional $10,000 at the time of the first draw down. Further, we agree to issue 263,158 “commitment shares” of common stock which shall also be subject to the Registration Agreement. Notices of stock purchase are completely voluntary on the part of the Company and there are certain minimums contained in the agreements below which no securities purchases may be made. The agreements in their entirety have been filed as Exhibits to a Form 8-K which was filed with the Securities & Exchange Commission on August 11, 2011.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $(115,456) for the six months ended June 30, 2011. During the six months ended June 30, 2011, we had cash flow used by operations of $(98,788), net loss from operating activities of $(115,456), net cash used in investing activities of $(46,563) , and cash flows provided by financing activities of $150,711. At the end of the six month period ending June 30, 2011, our cash balance was $5,365,360.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $(46,563) which was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash for the period ended June 30, 2011 included depreciation expense of $1,206. Changes in trade receivables were $(17,773) while security deposits were $(2,270). Inventory was $(12,152). The adjustments for the period ended June 30, 2011 included $(47,657) in accrued liabilities and accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES. For the six months ended June 30, 2011, cash flows provided by investing activities consisted of $(46,563) from vehicle and equipment acquisition. The Company had been making deliveries with borrowed vehicles and, in the first quarter of 2011, made its first acquisition of a Ford F-350 diesel truck. In the second quarter the Company made an acquisition of a refrigerated truck.

CASH FLOWS FROM FINANCING ACTIVITIES. For the six months ended June 30, 2011, cash flows from financing activities were $150,711 , which consisted of $110,000 in cash acquired in the reverse merger, $4,711 in equity contributions from the majority shareholder, and notes payable of $36,000.

FINANCING. We ended June 30, 2011 with $5,360 in cash and cash equivalents on our balance sheet as compared to $35,449 in cash and cash equivalents as of March 31,2011. The cash at the beginning of the period was $0, and the net increase in cash was $5,360.

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

RESULTS OF OPERATIONS.

Operating Expenses

The Company recorded losses before income taxes of $(67,311) and $(115,456) for the three and six months ended June 30, 2011 as opposed to a net operating loss of $(48,145) for the three months ended March 31, 2011. For the three and six months ended June 30, 2011 the general and administrative expenses were $48,478 and $101,181 compared to $52,703 for the three months ended March 31, 2011. Gross loss was $(18,833) and $(14,275) for the three and six months ended June 30, 2011 as compared to gross income of $4,558 for the three months ended March 31, 2011.

Net Loss
The net loss for the three and six months ended June 30, 2011 was $(67,311) and $(115,456) as compared to net loss of $(48,145) for the three months ended March  31,  2011.

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

ITEM 2. RISK FACTORS.

RISK FACTORS

WE ARE AN EARLY STAGE COMPANY WITH NO OPERATING HISTORY FOR YOU TO EVALUATE AND WE HAVE NOT PROVEN OUR ABILITY TO GENERATE PROFITS.

We are a developmental stage company. We have no meaningful operating history so it will be difficult for you to evaluate an investment in our securities. For the six months ended June 30, 2011, we had revenues of $88,427, cost of revenues of $(102,702), gross profit of $(14,275), and a net loss of $(115,456.)

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

WE MAY HAVE INSUFFICIENT LIQUIDITY TO CONTINUE.

We currently have total current assets of $35,285 of which $5,360 is cash. We anticipate expenses  of  approximately  $10,000  per month for the next 12 months. This includes the costs of acquiring cattle, processing, packaging and delivery.   We have accumulated deficits of $(115,856) during the development stage. If we are not able to generate sufficient revenues from operations or obtain financing, we may not have sufficient liquidity to continue.

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

RISKS RELATING TO OUR SECURITIES

ASCENDIANT CAPITAL PARTNERS, LLC WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

Our common  stock to be issued  under the  Drawdown Equity Facility  Agreement  will be purchased  at a four (7%)  discount  or 93% of  the lowest  closing volume weighted average price (VWAP) during the five trading days following our delivery to Ascendiant of a draw-down notice.

Ascendiant Capital Partners, LLC has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Ascendiant Capital Partners, LLCsells our shares, the price of our common stock may decrease.  If our stock price decreases, Ascendiant may have a further incentive to sell such shares.  Accordingly, the discounted sales price in the Drawdown Agreement may cause the price of our common stock to decline.

WE ARE REGISTERING AN AGGREGATE OF  53,000,000 SHARES OF COMMON STOCK TO BE ISSUED UNDER THE EQUITY LINE OF CREDIT. THE SALE OF SUCH SHARES COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

We are registering an aggregate of 53,000,000 shares of common stock under the registration statement of which this prospectus forms a part for issuance pursuant to the Equity Line of Credit. The sale of these shares into the public market by Ascendiant could depress the market price of our common stock.

WE MAY NOT HAVE ACCESS TO THE FULL AMOUNT UNDER THE EQUITY LINE.

During the 90 trading day period ended August 10, 2011, the closing price of our common stock was $0.19  based on very light volume. There is no assurance that the market price of our common stock will increase substantially in the near future. The entire commitment under the Equity Line of Credit is $10,000,000. There are certain floors under which the sales to Ascendiant cannot be made. Therefore, we may not have access to the remaining commitment under the equity line unless the market price of our common stock increases substantially. If the market price of our stock does not substantially rise, then we may not be able to access the full equity line.

THERE MAY NOT BE SUFFICIENT TRADING VOLUME IN OUR COMMON STOCK TO PERMIT US TO GENERATE ADEQUATE FUNDS.

The Drawdown Equity Financing Agreement provides that the dollar value that we will be permitted to request from Ascendiant will be either: (A) 200% of the average daily volume in the US market of the common stock for the twenty trading days prior to the drawdown Notice, or (B) $250,000, whichever is larger. If the average daily trading volume in our common stock is too low, it is possible that we would not be permitted to draw the full amount of proceeds of the drawdown request, which may not provide adequate funding for our planned operations.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 10, 2011 the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with Ascendiant Capital Partners, LLC. Under the terms of the Agreement, the Company issued 263,158 commitment shares and became obligated to issue up to 53,000,000 additional shares to fulfill the maximum number of shares under the Securities Purchase Agreement. These Agreements have been filed in their entirety as Exhibits to a Form 8-K which was filed with the Securities and Exchange Commission on August 11, 2011.

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

Mr. Larry Moore (formerly CEO of Sweet Spot Games) has canceled 950,000 shares of common stock and converted those shares into 5,430 Series A preferred shares.; and

Mr. Larry Moore (current President of Greenfield Farms Food, Inc.) has canceled 20,000,000 shares of common stock and converted those shares into 85,000 Series A preferred shares. The company, therefore reduced the current 30,110,000 outstanding shares of common stock by 22,033,787 (approximately 73%), resulting in 8,076,213 outstanding shares of common stock prior to  giving effect to the 40:1 forward split announced on March 22, 2011.

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

Greenfield Farms Food, Inc.

Date: August 16, 2011	By:	/s/ Larry Moore
Larry Moore Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002