Form 10-Q
period 2011-09-30
Greenfield Farms Food, Inc.
filed 2011-11-18
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to__________________.

Commission File No.    333-157281

GREENFIELD FARMS FOOD, INC.

NEVADA	26-2909561
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2840 HIGHWAY 95 ALT. S, SUITE 7
SILVER SPRINGS, NV 89429
(Address of principal executive offices)

(704) 619-3738
(Issuer's telephone number)

Check   whether  the  issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such  shorter  period that  the  registrant  was  required  to  file  such reports), and (2)  has  been  subject  to such filing requirements for the past 90 days.  ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ YES    ☐ NO

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐ YES    ☒ NO

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☒ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2011: 323,048,520

Transitional Small Business Disclosure Format (check one)   Yes ☐   No ☒

Table of Contents
10-Q – Greenfield Farms Food, Inc.
FORM 10-Q

PART I.

ITEM 1. FINANCIAL STATEMENTS

GREENFIELD FARMS FOOD, INC
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Cash	$32,218	-
Accounts Receivable - Trade	1,788	-
Inventory	6,019
Total Current Assets	40,025	-

Vehicles and Equipment, Net	42,982	-
Security Deposits	2,435	-
Total Assets	$85,442	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Liabilities
Accounts Payable	$25,827	$-
Notes Payable	133,500	-
Accrued Liabilities	8,053	400
Total Current Liabilities	167,380	400

Stockholders' Equity (Deficit)
Preferred stock, par value $.001 authorized 50,000,000 shares; shares issued and outstanding 96,623	97	-

Common stock, par value $.001 authorized 950,000,000 shares; shares issued and outsatanding 323,048,520	323,049	1

Stock Subscription Receivable	-	(3,000)
Additional paid-in capital	(208,435)	2,999
Accumulated Deficit during Development Stage	(196,649)	(400)

Total Stockholders' Equity (Deficit)	(81,938)	(400)

Total Liabilities and Stockholders' Equity (Defici	$85,442	$-

(See accompanying notes to financial statements)

GREENFIELD FARMS FOOD, INC
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

			For the period from
			December 30, 2010
	Three Mo. Ended	Nine Mo. Ended	(inception) to
	September 30, 2011	September 30, 2011	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$13,461	$101,888	$101,888
Cost of Revenues	(32,741)	(135,443)	(135,443)

Gross Loss	(19,280)	(33,555)	(33,555)

General & Administrative Expenses	61,513	162,694	163,094

Loss Before Income Taxes	(80,793)	(196,249)	(196,649)
Income Tax Benefit (Expense)	-	-	-

Net Loss	$(80,793)	$(196,249)	$(196,649)

Loss per share, basic and diluted	$-	$-

Weighted average number of common share outstanding	323,048,520	323,048,520

(See accompanying notes to financial statements)

GREENFIELD FARMS FOOD, INC.
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

		For the Period from
		December 30, 2010
	Nine Mo. Ended	(inception) to
	September 30, 2011	September 30, 2011
	(Unaudited)	(Unaudited)

Cash Flow from Operating Activities
Net Loss	(196,249)	(196,649)
Depreciation	3,624	3,624

Changes in assets and liabilities
Accounts Receivable - Trade	(1,788)	(1,788)
Security Deposits	(2,435)	(2,435)
Inventory	(6,019)	(6,019)
Accts Payable/Accrued Liab.	33,480	33,880

Cash Flow used by Operations	(169,387)	(169,387)

Cash Flow from Investing Activities
Vehicles and Equip. Acquisition	(46,606)	(46,606)

Cash Flow From Financing Activities
Notes Payable	133,500	133,500
Cash aquired in Reverse Merger	110,000	110,000
Equity Contributions from majority shareholer	4,711	4,711

Cash Flows Privided by Financing Activities	248,211	248,211

Change in Cash Balance	32,218	32,218
Cash at Beginning of Period	-	-

	32,218	32,218

Non cash financing activities:
Stock subscription receivable	$(3,000)	$(3,000)
Additional paid-in capital	3,000	3,000
	-	-

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine month period ended September 30, 2011.  Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of September 30, 2011 and December 31, 2010, the Company had limited working capital, deficits accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Grassfed Beef, Inc. (the "Company") was incorporated under the laws of the State of North Carolina on December 30, 2010. We are a marketer of grassfed beef products to a variety of grocery chains, retailers, and others, throughout the South Eastern United States. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

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

As of September 30, 2011, the Company has not issued any stock-based payments to its employees.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2011 to November 17, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

The company currently supplies Lowes Food Stores, a North Carolina based grocer with over 100 locations and is the exclusive supplier of grassfed beef to the Healthy Home Markets with five locations in North Carolina. Additionally the company supplies independent grocers and restaurants through a distribution agreement with Inland Seafood, a southeastern US distributor with five distribution centers and over 3500 customers. The company is currently discussing product placement with other grocery chains located on the east coast and anticipates launching its products in an additional 200 stores by the end of the year. Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle.

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

“Consumers demand change. If you want to satisfy consumer demand, you have to stay ahead of the curve. Where grocery, food service and the institutional trade are heading today is sustainability and social justice. Consumers want to know that the people raising the products are making a decent living. They also want to know if the carbon footprint caused by the food they’re eating makes environmental sense”   (Mary Foreman former Country Natural Beef Executive, quoted in  Beef Magazine .)

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

Competition

From a supply side White Oak Pastures (WOP) in Georgia is the largest competitor in the immediate market. WOP is a 5 th  generation farm of over 1000 acres and produces grassfed beef for Whole Foods, Bloom Grocery and select Publix grocery stores. WOP has the only on farm processing facility east of the Mississippi and is only one of two such farms in the country, the other located in California. Greenfield believes that WOP current processing capabilities are or will shortly be at maximum capacity based on demand and as such would have to look for outside processing to expand and take on additional accounts.

Grassfed beef consumers are highly educated and as such are not typical consumers of commercial grain fed beef products or organic products that have been fed a diet of corn or corn by products. Our competition really lies in the uneducated consumer and as such our marketing approach is to educate the consumer as to the advantages of grassfed beef.

Summary of Significant Accounting Policies

General

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America (“US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2010.

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

Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

The company currently supplies Lowes Foods Stores, a North Carolina based grocer with over 100 locations and is the exclusive supplier of grassfed beef to the Healthy Home Markets with five locations in North Carolina. The company supplies restaurants and other independent grocers through a distribution agreement with Inland Seafood, a southeastern US distributor with five distribution centers and over 3500 customers. The company is currently discussing product placement with several east coast grocers and anticipates launching product in an additional 200 locations before the end of the year.   The company feels confident that it has an opportunity to capture a significant market share in the area of pre-pressed frozen hamburger patties. Currently there are suppliers of “all natural” pre-pressed patties but no grassfed burgers. Based on current and potential store counts and the average turn of pre-pressed frozen hamburger patties and actual scan data, the company would anticipate sales in excess of 50,000 units annually within a 4 state geographical area. Additionally the company believes that the value of a frozen product brings expanded geographical reach because of the extended life of the product versus fresh beef and therefore increases the number of retail grocery locations to an additional 750 locations along the east coast and east of the Mississippi River.

Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle. Management is constantly seeking to increase the number of head of cattle raised under the “grassfed” moniker and may seek in the future to acquire land by lease or purchase.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $(80,793) for the three months ended September 30, 2011. During the nine months ended September 30, 2011, we had cash flow used by operations of $(169,387), net loss from operating activities of $(196,249), net cash used in investing activities of $(46,606), and cash flows provided by financing activities of $248,211. At September 30, 2011, our cash balance was $32,218.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $(169,387) which was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash for the period ended September 30, 2011 included depreciation expense of $3,624. Changes in trade receivables were $(1,788) while security deposits were $(2,435). Inventory was $(6,019). The adjustments for the period ended September 30, 2011 included $33,480 in accrued liabilities and accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES. For the six months ended September 30, 2011, cash flows provided by investing activities consisted of $(46,606) from vehicle and equipment acquisition. The Company had been making deliveries with borrowed vehicles and, in the first quarter of 2011, made its first acquisition of a Ford F-350 diesel truck. In the second quarter the Company made an acquisition of a refrigerated truck.

CASH FLOWS FROM FINANCING ACTIVITIES. For the three months ended September 30, 2011, cash flows from financing activities were $248,211, which consisted of $110,000 in cash acquired in the reverse merger, $4,711 in equity contributions from the majority shareholder, and notes payable of $133,500.

FINANCING. We ended September 30, 2011 with $32, 218 in cash and cash equivalents on our balance sheet as compared to $5,360 in cash and cash equivalents as of June 30, 2011. The cash at the beginning of the period was $0, and the net increase in cash was $32,218.

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

RESULTS OF OPERATIONS.

Operating Expenses

The Company recorded losses before income taxes of $(80,793) for the three months ended September 30, 2011.  For the three months ended September 30, 2011 the general and administrative expenses were $61,513. Gross loss was $(19,280).

Net Loss

The net loss for the three months ended September 30, 2011 was $(80,793) as compared to net loss of $(196,249) for the nine months ended September 30, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

☒	in any bankruptcy petition

☒	in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)

☒	is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,

☒	or has been found to have violated a federal or state securities or commodities law.

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

Our common  stock to be issued  under the  Drawdown Equity Facility  Agreement  will be purchased  at a (7%)  discount  or 93% of  the lowest  closing volume weighted average price (VWAP) during the five trading days following our delivery to Ascendiant of a draw-down notice.

Ascendiant Capital Partners, LLC has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Ascendiant Capital Partners, LLC sells our shares, the price of our common stock may decrease.  If our stock price decreases, Ascendiant may have a further incentive to sell such shares.  Accordingly, the discounted sales price in the Drawdown Agreement may cause the price of our common stock to decline.

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

SERIES A Preferred Stock

The Company authorized a series of Preferred Stock of the Company which shall be designated as “Series A Convertible Voting Preferred Stock” (the  “Series A Preferred Stock ”), having a par value of $0.001 par share and a preference upon liquidation. The number of shares constituting the Series A Preferred Stock shall be 100,000 and such number of shares may be decreased by resolutions of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than that of the shares then outstanding plus the number of shares issuable upon exercise of outstanding rights, convertible notes, options or warrants or upon conversion of outstanding securities issued by the Company. The Company may issue fractional shares of Series A Preferred Stock.

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

Conversion Rights. The holders of Series A Preferred Stock shall have the following conversion rights (collectively, the “ Conversion Rights ”):

(a)         Conversion. Each issued and outstanding share of Series A Preferred Stock shall be convertible upon the request of the holder after the expiration of one year from the date of closing of the Plan of Exchange with Greenfield Farms Grassfed Beef, Inc. and the filing by the Company of an amendment (the “ Amendment ”) to its Articles of Incorporation, clearing a 10b-17 filing with the NASD, and into that number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Purchase Price (as adjusted for stock dividends, stock splits, combinations, recapitalizations or other similar events affecting the Series A Preferred Stock) by the Conversion Rate. The “ Conversion Rate ” shall initially be equal to  7,000  shares of Common Stock for each share of Series A Preferred Stock. This initial Conversion Rate shall be subject to adjustment as hereinafter provided.

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

(c)         Capital Reorganization, Merger or Sale of Assets. If at any time or from time to time there shall be a capital reorganization of the Common Stock (other than a subdivision, combination, reclassification or exchange of shares provided for in Section 3(c) above) or a merger or consolidation of the Company with or into another corporation, or the sale of all or substantially all of the Company’s properties and assets to any other person, or any transaction or series of related transactions in which more than ten percent (10%) of the outstanding voting securities of the Company (on an as converted basis) are sold or assigned (any of which events is herein referred to as a “ Reorganization ”), then as a part of such Reorganization, the Conversion Rate shall be adjusted so that the holders of the Series A Preferred Stock shall thereafter be entitled to receive upon conversion of the Series A Preferred Stock, the number of shares of stock or other securities or property of the Company, or of the successor corporation resulting from such Reorganization, to which such holder would have been entitled if such holder had converted its shares of Series A Preferred Stock immediately prior to such Reorganization. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 3 with respect to the rights of the holders of the Series A Preferred Stock after the Reorganization, to the end that the provisions of this Section 3 (including adjustment of the number of shares issuable upon conversion of the Series A Preferred Stock) shall be applicable after that event in as nearly equivalent a manner as may be practicable.

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

Mr. Gregory Galanis (formerly CEO of Sweet Spot Games) has canceled 950,000 shares of common stock and converted those shares into 5,430 Series A preferred shares.; and

Mr. Larry Moore (current President of Greenfield Farms Food, Inc.) has canceled 20,000,000 shares of common stock and converted those shares into 85,000 Series A preferred shares. The company, therefore reduced the current 30,110,000 outstanding shares of common stock by 22,033,787 (approximately 73%), resulting in 8,076,213 outstanding shares of common stock prior to  giving effect to the 40:1 forward split announced on March 22, 2011.

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

Sweet Spot Games, Inc. (herein “Sweet Spot” or “SWTP”), was established as a development stage Nevada corporation developing online, multiplayer gaming applications. Sweet Spot has a website at:  http://www.sweetspotgames.com . Sweet Spot is a publicly traded company, quoted on the OTCBB and pink sheets under the symbol “SWTP.” Sweet Spot is obligated to file reports under the Securities Exchange Act of 1934, as amended and has caused all such reports to be filed. Its shares are DTC eligible.

As a result of this transaction, we underwent a change in control, whereby the Greenfield Shareholders now have control. The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 351of the Internal Revenue Code of 1986.

ITEM 3. EXHIBITS.

Exhibits required to be filed by Item 601.:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 4. SIGNATURES.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Greenfield Farms Food, Inc.

Date: November 17, 2011	By:	/s/ Larry Moore
Larry Moore, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.