Form 10-K
period 2011-12-31
Greenfield Farms Food, Inc.
filed 2012-04-16
CIK 1440517

U.S. Securities and Exchange Commission
Washington, D.C. 20549

________________

FORM 10-K
________________

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011.

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 333-157281

___________________

GREENFIELD FARMS FOOD, INC.
(Exact name of small business issuer as specified in its charter)
___________________

Nevada	26-2909561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2840 HIGHWAY 95 ALT. S,  Suite 7,
Silver Springs, Nevada  89429
(Address of principal executive offices)

(704) 485-2245
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
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011, based on a closing price of $0.04 was approximately $18,000,000.

As of April 15, 2011, the registrant had 323,048,520 shares of its common stock, par value $0.001 per share, outstanding.

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

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Plan of Operations

Greenfield Farms Food, Inc. (Greenfield) is a consumer and wholesale driven producer of grassfed beef that strives to allow farming families to retain “every possible bit of independence in operating their respective land.” Additionally the company’s ultimate goal is to bring grassfed beef to major retail grocery chains. The company uses stable pricing mechanisms based on production costs, a return on investment and a reasonable profit to maximize the benefits to the company, its producers and wholesale grocery and food service customers. The company’s management keeps a constant eye on multiple markets, production and pricing mechanisms to keep Greenfield in a competitive position. The company intends to create a tenable and long lived marketing system for a select group of producers of grassfed beef. It must be a system that rewards quality, good husbandry and the far sighted approach to resource management.

The company currently supplies Lowes Food Stores, a North Carolina based grocer with over 100 locations. Additionally the company supplies independent grocers and restaurants through a distribution agreement with Inland Seafood, a southeastern US distributor with five distribution centers and over 3500 customers. The company is currently discussing product placement with other grocery chains located on the east coast. Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle.

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

Greenfield currently utilizes two USDA processors within 150 miles of all of its current producers. Both processors are USDA inspected and have established USDA approved HAACP (Hazard Analysis and Critical Control Point) plans. Greenfield has established its own safety protocol that involves multiple testing points for infectious bacteria and the presence of e-coli contamination. The company utilizes double versus single blind test with robust sampling both prior to and after certain meat processing procedures to ensure the safest product possible.

“Consumers demand change. If you want to satisfy consumer demand, you have to stay ahead of the curve. Where grocery, food service and the institutional trade are heading today is sustainability and social justice. Consumers want to know that the people raising the products are making a decent living. They also want to know if the carbon footprint caused by the food they’re eating makes environmental sense”   (Mary Foreman former Country Natural Beef Executive quoted in Beef Magazine.)

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

Value chains are predicated on producing and marketing significant volumes of differentiated, higher value products.

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

RISKS RELATING TO OUR SECURITIES

THERE IS CURRENTLY NO SUBSTANTIAL MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.

There is currently on an extremely limited trading market for our shares of Common Stock, under the symbol “GRAS.” Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock.  Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value.  The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this annual report are "forward-looking" statements, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled Risk Factors."  Forward-looking  statements include   those  that  use  forward-looking  terminology,  such  as  the  words "anticipate,"  "believe,"  "estimate,"  "expect,"  "intend,"  "may," "project," "plan," "will," "shall," "should" and similar expressions, including  when used in  the negative. Although we believe that the expectations reflected in  these forward-looking  statements  are  reasonable  and  achievable, these statements involve  risks  and uncertainties and no assurance can  be  given  that  actual results  will  be consistent  with  these  forward-looking  statements,  Actual results may be materially  different  than  those described in this prospectus. Important  factors  that  could  cause  our  actual   results,  performance  or achievements  to  differ  from  these  forward-looking statements  include the factors  described  in  the  "Risk  Factors"  section  and  elsewhere  in  this prospectus.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM I B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company maintains offices at 129 South Main Street, Oakboro, North Carolina, 28129.

ITEM 3.  LEGAL PROCEEDINGS.

We are not presently involved in any litigation that is material to our business.  We are not aware of any pending or threatened legal proceedings.  In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

-       in any conviction of a criminal  proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor Offenses)
-       is subject to any order, judgment or decree enjoining, barring suspenion or otherwise limiting their involvement in any type of business, securities, or banking activities,
-       Or  has been found to have violated a federal or state securities or commodities law.

In 2010 the Company’s CEO and Chair, Mr. Larry Moore, pled guilty to a misdemeanor charge under the securities laws of the State of South Carolina. Mr. Moore agreed to 150 hours of community service and rescission of certain sales of securities in South Carolina, which he performed and discharged in 2010.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of security holders during the fiscal year of 2011.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Market for Common Equity

There is currently an extremely limited market for the Company's Common Stock, which is traded over-the-counter and quoted from time to time under   the trading symbol “GRAS". Consequently, there is currently no established public trading market for the Company's Common Stock.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

The Company's Common Stock is traded over-the-counter and quoted from time to time in the OTCBB and Pink Sheets Electronic OTC Markets under the trading symbol "GRAS".

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

We make certain forward-looking statements in this report. Statements that  are not  historical  facts  included in this Form 10-K  are "forward-looking statements" within  the  meaning of  the Private Securities Litigation  Reform  Act of 199 that involve risks and uncertainties that  could  cause  actual results to  differ from projected results.  Such  statements  address  activities,  events  or developments that the Company  expects, believes,  projects, intends or anticipates will or  may  occur, including  such matters  as future capital, debt restructuring, pending legal proceedings, business strategies,  expansion and  growth of the Company's operations, and  cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-K. Cautionary Disclosures  include,  among others: general economic conditions, the  strength  and financial resources of the Company's competitors,  environmental and governmental regulation,  labor relations,  availability and  cost  of employees, material and  equipment, regulatory developments and   compliance,  fluctuations in currency exchange rates  and legal  proceedings. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including  growth  and  earnings), demand   for our services, and other statements of  our plans, beliefs, or expectations, including the statements  contained  under  the captions  "Risk  Factors," "Management's Discussion  and Analysis  or Plan of  Operation,"  "Description of Business," as well as captions  elsewhere in this  document,  are  forward-looking statements. In some cases these statements  are identifiable through the use  of  words  such  as "anticipate," "believe,"  "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should,"   "will," "would," and  similar  expressions. We  intend  such  forward-looking statements  to  be covered by the  safe harbor provisions contained  in  Section 27A  of the Securities Act of 1933,  as amended (the  "Securities  Act") and in Section 21E  of  the  Securities Exchange Act of 1934,  as amended (the  "Exchange  Act"). All written and oral forward-looking statements attributable to the Company   are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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

Overview

Greenfield Farms Food, Inc. represents a collective group of local family farms in North Carolina that take pride in raising superior Black Angus beef. The companys cattle are treated with respect and dignity and roam freely in lush green pastures their entire lives. The cattle are never administered growth hormones and their food sources are never treated with antibiotics.

The company has USDA-FSIS approval to market and label its product as Grassfed Beef.  The company distributes their product in over 100 Lowes Foods Stores and other retailers and is looking to expand their distribution channels in additional chains.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing  options  in  2012  as  we look  to  secure additional funds to both  stabilize  and grow our business operations  and  begin extraction. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

INFLATION.  Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2012.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

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

Our significant accounting policies are summarized in Note 1 of our financial statements for the year ended December 31, 2011. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7A.

Our financial instruments are primarily cash and cash equivalents, but also include receivables, payables, long term debts, and short term notes. We do not try to manage risk of foreign exchange rates or engage in hedging activities.

Foreign Exchange Rates

All of our sales are in U.S. Dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENFIELD FARMS FOOD, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011

GREENFIELD FARMS FOOD, INC.

TABLE OF CONTENTS

DECEMBER 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Greenfield Farms Food, Inc.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Greenfield Farms Food, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Farms Food, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has not yet realized significant revenues from operations, recognized a significant loss in 2011 and is in need of working capital in order to grow its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 13, 2012

GREENFIELD FARMS FOOD, INC.
BALANCE SHEETS
AT DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$4,454	$0
Inventory	5,921	0
Deferred offering costs	9,625	0
Stock subscription receivable	0	3,000
Total Current Assets	20,000	3,000

Property and equipment, net	40,522	0

Other Assets
Security deposits	2,435	0

TOTAL ASSETS	$62,957	$3,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$40,024	$400
Accrued wages and taxes	132,349	0
Accrued interest	1,742	0
Accrued interest – related parties	1,530	0
Accrued interest – convertible notes payable	3,345	0
Note payable	50,000	0
Notes payable – related party	31,000	0
Convertible notes payable	82,500	0

Total Liabilities	342,490	400

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 50,000,000 shares authorized, 96,623 Series A convertible shares issued and outstanding (0 shares issued and outstanding – 2010)	97	0
Common stock, par $0.001, 950,000,000 shares authorized, 323,048,520 shares issued and outstanding (1,000 shares issued and outstanding – 2010)	323,049	1
Additional paid in capital	(243,435)	2,999
Accumulated deficit	(359,244)	(400)

Total Stockholders’ Equity (Deficit)	(279,533)	2,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$62,957	$3,000

The accompanying notes are an integral part of the financial statements.

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011 AND PERIOD FROM DECEMBER 30, 2010
(INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2011	Period ended December 31, 2010

GROSS REVENUES	$104,576	$0
COST OF GOODS SOLD	119,938	0

GROSS LOSS	(15,362)	0

OPERATING EXPENSES
Professional fees	25,701	0
Rent	18,330	0
Wages and taxes	196,200	0
Consulting	4,250	0
Advertising	15,628	0
Equipment rental	14,670	0
Auto expense	30,629	0
Insurance	6,746	0
Telephone and utilities	7,051	0
Depreciation	6,041	0
General and administrative	11,619	400
TOTAL OPERATING EXPENSES	336,865	400

LOSS FROM OPERATIONS	(352,227)	(400)

OTHER EXPENSES
Interest expense	6,617	0

LOSS BEFORE INCOME TAXES	(358,844)	(400)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(358,844)	$(400)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	345,690,693	1,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.40)

The accompanying notes are an integral part of the financial statements.

GREENFIELD FARMS FOOD, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2011

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception, December 31, 2010	0	$0	40,000	$1	$2,999	$0	$3,000

Net loss for the period ended December 31, 2010	-	-	-	-	-	(400)	(400)

Balance, December 31, 2010	0	0	40,000	1	2,999	(400)	2,600

Effects of the reverse merger	-	-	1,204,360,000	30,109	44,891	-	75,000

Exchange of common stock for Series A Preferred stock	96,623	97	(881,351,480)	(22,034)	21,937	-	0

Forward stock split 40:1	-	-	-	314,973	(314,973)	-	0

Contributed capital	-	-	-	-	1,711	-	1,711

Net loss for the year ended December 31, 2011	-	-	-	-	-	(358,844)	(358,844)

Balance December 31, 2011	96,623	$97	323,048,520	$323,049	$(243,435)	$(359,244)	$(279,533)

The accompanying notes are an integral part of the financial statements.

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011 AND PERIOD FROM DECEMBER 30, 2010
(INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2011	Period ended December 31, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(358,844)	$(400)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	6,041	0
Changes in Assets and Liabilities
(Increase) in inventory	(5,921)	0
(Increase) in deferred offering costs	(9,625)	0
Increase in accounts payable	39,624	400
Increase in accrued wages and taxes	132,349	0
Increase in accrued interest	1,742	0
Increase in accrued interest – related parties	1,530	0
Increase in accrued interest – convertible notes payable	3,345	0
Net Cash Used in Operating Activities	(189,759)	0

Cash Flows from Investing Activities
Purchase of property and equipment	(46,563)	0
Cash received in merger	75,000	0
Security deposits	(2,435)	0
Net Cash Used in Investing Activities	26,002	0

Cash Flows from Financing Activities:
Proceeds from note payable	50,000	0
Proceeds from notes payable – related parties	36,000	0
Payments on notes payable – related parties	(5,000)	0
Proceeds from convertible notes payable	82,500	0
Proceeds from the sale of common stock	3,000	0
Contributed capital	1,711	0
Net Cash Provided by Financing Activities	168,211	0

Net Increase in Cash and Cash Equivalents	4,454	0
Cash and Cash Equivalents – Beginning	0	0
Cash and Cash Equivalents – Ending	$17,582	$0

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
Supplemental Non-Cash Investing and Financing Information:
Common stock issued for subscription receivable	$0	$3,000

The accompanying notes are an integral part of the financial statements.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – NATURE OF BUSINESS

Greenfield Farms Grassfed Beef, Inc. (the “Company”) was incorporated under the laws of the State of North Carolina on December 30, 2010.  We are a marketer of grassfed beef products to a variety of grocery chains, retailers, and others, primarily in the region of Charlotte, NC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Fair Value of Financial Instruments
The carrying value of cash, deferred offering costs, inventory, accounts payable, accrued expenses, accrued interest and notes payable approximate their fair value due to the short period of these instruments.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory
The inventory is comprised of grass feed beef parts (i.e. primarily steaks and ground beef).  The inventory cost includes the purchase price of the live cattle, slaughtering costs, processing and packaging cost.  The Company uses the first-in, first-out inventory method to determine costs.

Property and Equipment
Property and equipment is stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets.

Revenue Recognition
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2011, the Company has not issued any stock-based payments to its employees.

Loss Per Common Share
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Recent Accounting Pronouncements
There were various accounting standards and interpretations issued during 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at December 31:

	2011	2010
Vehicles	$41,874	$0
Equipment	4,689	0
Less: Accumulated depreciation	(6,041)	(0)
Property and equipment, net	$40,522	$0

Depreciation expense was $6,041 and $0 for the periods ended December 31, 2011 and 2010.

NOTE 4 – OFFERING COSTS

In accordance with ASC 505-10, “Costs of an Equity Transactions”, costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, should be treated as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued may be classified as a reduction of equity or as an asset until the stock is issued. The Company has classified the costs associated with the convertible notes payable as deferred offering costs as of December 31, 2011. The costs will be reclassified to equity issuance cost upon the conversion of the notes to common stock. In the event that the notes are not converted or repaid, the costs will be expensed at that time.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 5 – NOTE PAYABLE

On July 26, 2011, the Company issued a promissory note for $50,000. The note is secured by the Company’s common stock, bears 8% interest, and is due on January 26, 2012. Total interest expense on the note was $1,742 for the year ended December 31, 2011.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2011, several board members and shareholders loaned the company money to help fund operations.  The loans are all secured by the Company’s common stock, bear 8% interest and are due during the year ended December 31, 2011. Total interest expense on the related party loans was $1,530 for the year ended December 31, 2011.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In September and November 2011, the Company borrowed $50,000 and $32,500 respectively, from Asher Enterprises, Inc. The notes accrue interest at the rate of 8% per annum.  They are due on September 7, 2012 and November 16, 2012, respectively. These notes are convertible by the holder after 180 days at 45% of the average of the lowest three closing bid prices in the ten trading day period before the conversion.  Total interest expense on these notes was $3,345 for the year ended December 31, 2011.

NOTE 8 – CAPITAL STOCK

The authorized capital of Company is 950,000,000 common shares with a par value of $0.001 per share of which the Company has issued 323,048,520 shares.  The Company has also authorized 50,000,000 shares of preferred stock par value $0.001 and designated 100,000 of these shares as Series A Convertible Preferred Stock of which 96,623 are currently issued and outstanding.  Each preferred Series A share is entitled to vote the equivalent of 7,000 shares of common stock.

On December 30, 2010, the Company issued 40,000 shares of common stock in exchange for a stock subscription receivable of $3,000.  The receivable was paid in full in cash to the Company on January 18, 2011.

On February 18, 2011, Sweet Spot Games, Inc. (“Sweet Spot”) entered into a Letter of Intent with Greenfield Farms Grassfed Beef, Inc. (“Greenfield”), a North Carolina corporation.  On March 1, 2011 Sweet Spot executed a “Plan of Exchange and Merger” and acquired all of the issued and outstanding shares of Greenfield Farms Grassfed Beef, Inc., a North Carolina corporation.

The exchange was made by the majority shareholders of Sweet Spot transferring control by transferring 903,300,000 shares of Sweet Spot in exchange for 100% of the outstanding shares of Greenfield, effectively conveying 75% of the voting control of the Company.  The Sweet Spot shareholders did not receive consideration other than the acquisition by the Company of the shares of Sweet Spot.  The Sweet Spot shares were issued to Greenfield shareholders of record as of the date of the agreement.  On March 18, 2011 Articles of Exchange were filed with the Nevada Secretary of State and March 15, 2011 Articles of Exchange were filed with the North Carolina Secretary of State.  As a result Greenfield has become a wholly owned subsidiary of Sweet Spot Games, Inc.  Subsequently Sweet Spot changed its name to Greenfield Farms Food, Inc.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 8 – CAPITAL STOCK (CONTINUED)

On April 1, 2011 four shareholders of the Company, all of whom were current or former affiliates, converted a total of 881,351,480 shares of Common stock in 96,623 shares of Series A Preferred stock as follows:

•	Charles W. Barkley Esq. ( Company Counsel) canceled 31,351,480 shares of common stock and converted those shares into 4,479 Series A preferred shares;

•	Ms. Ginna Romero canceled 12,000,000 shares of common stock and converted those shares in 1,714 Series A preferred shares;

•	Mr. Gregory Galanis (formerly CEO of Sweet Spot Games) has canceled 38,000,000 shares of common stock and converted those shares into 5,430 Series A preferred shares; and

•	Mr. Larry Moore (current President of the Company) has canceled 800,000,000 shares of common stock and converted those shares into 85,000 Series A preferred shares.

The Company, therefore reduced the 1,204,400,000 outstanding shares of common stock by 881,351,480 (approximately 73%), resulting in 323,048,520 outstanding shares of common stock.

The Company executed a 40:1 forward stock split on March 22, 2011.

All share information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from these actions.

NOTE 9 – COMMITMENTS

In April 2011, the Company entered into an office lease agreement for a period of twenty four (24) months at a rate of $1,950 per month.  A security deposit of $1,950 was paid upon executing the lease.

Future minimum payments under this lease are:

Year ended December 31, 2012	$23,400
2013	7,800
Total lease commitment	$31,200

Rent expense was $18,330 for the year ended December 31, 2011.

NOTE 10 – RELATED PARTY TRANSACTIONS

In 2011, the Company’s President was advanced $63,851 which has been reflected as compensation in the accompanying statement of operations for the year ended December 31, 2011.

During the year ended December 31, 2011, several board members and shareholders loaned the company money to help fund operations.  The loans are all secured by the Company’s common stock, bear 8% interest and are due during the year ended December 31, 2011. Total interest expense on the related party loans was $1,530 for the year ended December 31, 2011.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 11 – INCOME TAXES

For the year ended December 31, 2011, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $359,244 at December 31, 2011, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following at December 31, 2011 and 2010:

	2011	2010
Federal income tax attributable to:
Current Operations	$122,007	$136
Less: valuation allowance	(122,007)	(136)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$122,143	$136
Less: valuation allowance	(122,143)	(136)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $359,244 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has not yet realized significant revenues from operations, recognized a significant loss in 2011 and is in need of working capital in order to grow its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placements of common stock and by obtaining extended payment terms from certain vendors.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9A.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

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

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and  Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on  the information generated for  use in this report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken.  This type of evaluation  is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported  in our quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Not required by the SEC for small capitalized companies

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Directors and Executive Officers.

Name	Title	Date of Appointment	% of Time Devoted
Larry C. Moore	CEO/Chairman	2011	100
Donna M. Moore	VP	2011	100
Alan Walker	Director	2011	5
Greg Thompson	Director	2011	5
Mike Killman	Director	2011	5
Scott Vuncannon	Director	2011	5
Charles Barkley	Shareholder		0
Robert Byrd	Shareholder		0
Franklin Lee	Shareholder		0
Silverstere Pepe	Shareholder		0
Heather Spencer	Shareholder		0
Stanley Wunderlich	Shareholder		0

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have five directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders.  Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.
Independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2011. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Larry Moore CEO	2011	69,965	0	0	0	0	50,035	0	120,000
Donna Moore VP	2011	13,817	0	0	0	0	46,183	0	60,000
Alan Walker Director	2011	0	0	5250	0	0	0	0	5250
Greg Thompson Director	2011	0	0	5250	0	0	0	0	5250
Mike Killman Director	2011	0	0	5250	0	0	0	0	5250
Scott Vuncannon Director	2011	0	0	5250	0	0	0	0	5250

(1)  Unless stated otherwise, the business address for each person named is c/o Greenfield Farms Food, Inc.

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

Changes in Control

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table contains certain information as of December 31, 2011 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position	Shares	Percentage
Charles Barkley, Shareholder	16,951,480	5.215%
Robert Byrd, Shareholder	40, 648,520	12.505%
Franklin Lee, Shareholder	40,648,520	12.505%
Silverstere Pepe, Shareholder	40,000,000	12.305%
Heather Spencer, Shareholder	22,000,000	6.768%
Stanley Wunderlich, Shareholder	24,000,000	7.383%
Alan Walker, Board of Directors
Greg Thompson, Board of Directors
Mike Killman, Board of Directors
Scott Vuncannon, Board of Directors

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Silberstein Ungar, PLLC for our audit of the annual financial statements for the year ended December 31, 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010(2)	2011(2)

Audit Fees (1)	$0	$$6,500
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$0	$$6,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2010 and 2011 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2011.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Silberstein Ungar, PLLC were pre-approved by our Board of Directors.

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

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Sec. 302
31.1	Certification of Principal Financial Officer Sec. 302
32.1	Certification of Chief Executive Officer Sec. 906
32.2	Certification of Chief Financial Officer Sec. 906
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenfield Farms Food, Inc.;

By:	/s/ Mr. Larry Moore
Chief Executive Officer (Principal Executive Officer), President and Director
Date April 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mr. Larry Moore
Chief Executive Officer (Principal Executive Officer), President, and Director

Date April 15, 2012

By:	/s/ Donna Moore
Chief Financial Officer (Principal Financial Officer)

Date April 15, 2012