Form 10-Q
period 2012-03-31
Greenfield Farms Food, Inc.
filed 2012-05-21
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2012: 323,048,520

Transitional Small Business Disclosure Format (check one)   Yes ☐ No ☒

Table of Contents
10-Q – Greenfield Farms Food, Inc.
FORM 10-Q

PART I	3

FINANCIAL STATEMENTS	3

ORGANIZATION AND OPERATIONS	9

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	16

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

CONTROLS AND PROCEDURES	21

PART II	24

LEGAL PROCEEDINGS	24

RISK FACTORS	24

EXHIBITS	31

SIGNATURES	32

PART I.

ITEM 1. FINANCIAL STATEMENTS

GREENFIELD FARMS FOOD, INC.
BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,151	$4,454
Inventory	5,921	5,921
Deferred offering costs	9,625	9,625
Total Current Assets	16,697	20,000
Property and equipment, net	19,995	40,522
Other Assets
Security deposits	2,435	2,435
Total Assets	$39,127	$62,957
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$40,124	$40,024
Accrued wages and taxes	167,279	132,349
Accrued interest	2,740	1,742
Accrued interest – related parties	2,160	1,530
Accrued interest – convertible notes payable	5,207	3,345
Note payable	50,000	50,000
Notes payable	31,800	31,000
Convertible notes payable	110,000	82,500
Total Liabilities	409,310	342,490
Stockholders’ (Deficit)
Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible
shares issued and outstanding	97	97
Common stock, par value $.001
950,000,000 shares authorized;
323,048,520 shares issued and outstanding	323,049	323,049
Additional paid-in capital	(243,435)	(243,435)
Accumulated Deficit	(449,894)	(359,244)
Total Stockholder’s (Deficit)	(370,183)	(279,533)
Total Liabilities and Stockholders’ (Deficit)	$39,127	$62,957

The accompanying notes are an integral part of these financial statements

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	2012	2011

Gross Revenues	$–	$43,543
Cost of Goods Sold	5,993	38,985
Gross (Loss) Profit	(5,993)	4,558
Operating Expenses
Professional fees	2,830	–
Rent	6,150	–
Wages and taxes	49,050	12,135
Consulting	1,375	37,000
Advertising	–	992
Equipment rental	4,736	250
Auto expense	–	127
Insurance	754	1,787
Telephone and utilities	2,664	312
Depreciation	1,717	–
General and administrative	1,046	100
Total Operating Expenses	70,322	52,703
Loss From Operations	(76,315)	(48,145)
Other Expenses
Interest expense	3,490	–
Loss on sale of equipment	10,845	–
Loss Before Income Taxes	(90,650)	(48,145)
Provision for Income Taxes	–	–
Net Loss	$(90,650)	$(48,145)
Weighted Average Number of Shares Outstanding:
Basic and Diluted	323,048,520	323,048,520
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

GREENFIELD FARMS FOOD, INC.
STATEMENT OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net loss for the period	$(90,650)	$(48,145)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciations	1,717	–
Loss on Sale of Equipment	10,845	–
Changes in Assets and Liabilities
Accounts Receivable	–	(9,952)
(Increase) in inventory	–	–
(Increase) in deferred offering costs	–	–
Increase in accounts payable	100	(400)
Increase in accrued wages and taxes	34,930	–
Increase in accrued interest	998	–
Increase in accrued interest – related parties	630	–
Increase in accrued interest – convertible notes payable	1,862	–
Net Cash used in Operating Activities	(39,568)	(58,497)
Cash Flows from Investing Activities:
Purchase of equipment	(535)	(20,765)
Proceeds from sale of equipment	8,500	–
Cash received in merger	–	110,000
Net Cash Provided by Investing Activities	7,965	89,235
Cash Flows from Financing Activities:
Proceeds from note payable	–	–
Proceeds from notes payable – related parties	800	–
Payments on notes payable – related parties	–	–
Proceeds from convertible notes payable	27,500	–
Proceeds from the sale of common stock	–	3,000
Contributed capital	–	1,711
Net Cash Provided by Financing Activities	28,300	4,711
Net (Decrease) Increase in Cash and Cash Equivalents	(3,303)	35,449
Cash and Cash Equivalents – Beginning	4,454	–
	$1,151	$35,449

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2011. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2012. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of March 31, 2012 and December 31, 2011, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Grassfed Beef, Inc. (the "Company"), now known as Greenfield Farms Food, Inc., was incorporated under the laws of the State of North Carolina on December 30, 2010. We are a marketer of grassfed beef products to a variety of grocery chains, retailers, and others, throughout the South Eastern United States.

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

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation
The Company's functional currency and reporting currency is the United States dollar. Financial Instruments.  The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 year end.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended December 31, 2011. Revenue Recognition. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2012, the Company has not issued any stock-based payments to its employees.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Summary of Significant Accounting Policies

General

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America (“US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2011, included on Form 10-K.

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

Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $(90,650) for the three months ended March 31, 2012. During the three months ended March 31, 2012, we had cash flow used by operations of $(39,568), net loss from operating activities of $(90,650), net cash provided by investing activities of $7,965, and cash flows provided by financing activities of $28,300. At the end of the three month period ending March 31, 2012, our cash balance was $1,151.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $(39,568) which was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash for the period ended March 31, 2012 included depreciation expense of $1,717.

CASH FLOWS FROM INVESTING ACTIVITIES. For the three months ended March 31, 2012, cash flows provided by investing activities consisted of $7,965.

CASH FLOWS FROM FINANCING ACTIVITIES. For the three months ended March 31, 2012, cash flows from financing activities were $28,300, which consisted of notes payable of $28,300.

FINANCING. We ended March 31, 2012 with $1,151 in cash and cash equivalents on our balance sheet as compared to $4,454 in cash and cash equivalents as of December 31, 2011.

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

RESULTS OF OPERATIONS.

Operating Expenses

The Company recorded losses before income taxes of $(90,650) for the three months ended March 31, 2012.  For the three months ended March 31, 2012 the general and administrative expenses were $1,046.

Net Loss

The net loss for the three months ended March 31, 2011 was $(90,650) as compared to net loss of $(48,145) for the nine months ended March 31, 2012.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of March 31, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 3. EXHIBITS.

Exhibits required to be filed by Item 601.:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Greenfield Farms Food, Inc.

Date: May 21, 2012	By:	/s/ Larry Moore
Larry Moore Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.