Form 10-Q
period 2012-06-30
Greenfield Farms Food, Inc.
filed 2012-08-28
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-157281

GREENFIELD FARMS FOOD, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	26-2909561
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2840 Highway 95 Alt. S, Suite 7
Silver Springs, NV 89429
(Address of principal executive offices) (Zip code)

(704) 619-3738
(Registrant's telephone number including area code)

 (Former name, address and fiscal year)
___________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding at August 1, 2012: 323,048,520

GREENFIELD FARMS FOOD, INC.
BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$-	$4,454
Inventory	-	5,921
Deferred charges	-	9,625
Total Current Assets	-	20,000

Property and equipment, net	18,643	40,522

Other Assets
Security deposits	2,435	2,435

Total Assets	$21,078	$62,957

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$25,437	$40,024
Accrued wages and taxes	-	132,349
Accrued interest	3,738	1,742
Accrued interest – related parties	4,659	1,530
Accrued interest – convertible notes payable	5,685	3,345
Derivative Liability	593,455	-
Notes payable	131,800	50,000
Notes payable – related parties	-	31,000
Convertible notes payable, net of debt discount	146,834	82,500

Total Liabilities	911,608	342,490

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible
shares issued and outstanding	97	97
Common stock, par value $.001
950,000,000 shares authorized;
323,048,520 shares issued and outstanding	323,049	323,049
Additional paid-in capital	(147,713)	(243,435)
Accumulated Deficit	(1,065,963)	(359,244)

Total Stockholders' Deficit	(890,530)	(279,533)

Total Liabilities and Stockholders’ Deficit	$21,078	$62,957

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Gross Revenues	$6,921	$44,884	$6,921	$88,427
Cost of Goods Sold	8,930	63,717	14,923	102,702

Gross (Loss) Profit	(2,009)	(18,833)	(8,002)	(14,275)

Operating Expenses
Professional fees	13,861	1,375	16,691	1,375
Rent	2,400	4,680	8,550	4,680
Wages and taxes	32,700	19,776	81,750	31,270
Consulting	-	2,000	1,375	4,000
Equipment rental	250	3,678	4,986	3,928
Insurance	-	1,038	754	2,825
Telephone and utilities	1,282	1,214	3,946	1,526
Depreciation	1,352	-	3,069	1,206
General and administrative	11,451	14,717	12,497	50,371
Total Operating Expenses	63,296	48,478	133,618	101,181

Loss From Operations	(65,305)	(67,311)	(141,620)	(115,456)

Other Expenses
Interest expense	3,975	-	7,465	-
Derivative expense	231,653	-	231,653	-
Change in value of derivative liability	279,303	-	279,303	-
Amoritization expense on discount of debt	35,833	-	35,833	-
Loss on sale of equipment	-	-	10,845	-
Loss Before Income Taxes	(616,069)	(67,311)	(706,719)	(115,456)

Provision for Income Taxes	-	-	-	-

Net Loss	$(616,069)	$(67,311)	$(706,719)	$(115,456)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	323,048,520	323,048,520	323,048,520	323,048,520
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net loss for the period	$(706,719)	$(115,856)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	3,069	1,206
Loss on sale of equipment	10,845	-
Derivative Expense	231,653	-
Changes in value of derivative liability	279,303	-
Amoritization of Discount on Debt	35,833	-
Changes in Assets and Liabilities
(Increase) in accounts receivable	-	(17,773)
(Increase) decrease in inventory	5,921	(12,152)
Decrease in deferred offering costs	9,625	-
Increase in accounts payable	11,130	48,057
Increase in other accrued liabilities	67,656	-
Increase in accrued interest	1,996	-
Increase in accrued interest – related parties	3,129	-
Increase in accrued interest – convertible notes payable	2,340	-
Net Cash used in Operating Activities	(44,219)	(96,518)

Cash Flows from Investing Activities:
Purchase of property and equipment	(535)	(46,563)
Security deposits	-	(2,270)
Proceeds from sale of equipment	8,500	-
Net Cash Provided by (Used in) Investing Activities	7,965	(48,833)

Cash Flows from Financing Activities:
Proceeds from note payable	111,800	36,000
Payment to related party	(80,000)	-
Cash aquired in reverse merger	-	110,000
Net Cash Provided by Financing Activities	31,800	146,000

Net Increase (Decrease) in Cash and Cash Equivalents	(4,454)	5,360
Cash and Cash Equivalents – Beginning	4,454	-
Cash at End of Period	$-	$5,360

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Accounts payable	(25,717)	-
Accrued wages and taxes	(200,005)	-
Notes payable	50,000	-
Liability to related party	80,000	-
Forgiveness of shareholder debt recorded as contributed capital	95,722	-
Derivative liability	82,500	-
	82,500	-

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2012

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six month period ended June 30, 2012.  Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of June 30, 2012 and December 31, 2011, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2012, the Company has not issued any stock-based payments to its employees.

Accounting Pronouncements
No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 - DERIVATIVE LIABILITY

On June 22, 2012 the Company, accepted and entered into Securities Purchase Agreement (the "Convertible Promissory Note Agreement") originally dated June 15, 2012  with Asher Enterprises, Inc., a Delaware corporation (the "Investor"), authorizing the Investor to purchase a convertible note (the "Note") in the principal amount of $82,500 with an interest rate of 8% per annum

Pursuant to the Convertible Note Agreement and the Note, the Investor, or registered Assigns (collectively the "Holder"), shall have the right, from time to time, and at any time during the period beginning on the date which is 180 days following the date of the Note and ending on the later of the maturity date (which is December 15, 2012) or the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock of the Company; provided however, to the extent that the Holder's beneficial ownership of the Common Stock of the Company would not exceed 4.99% at any such time as a result of its conversion of the Note.

The Investor may convert, at any time, the outstanding principal and accrued interest on the Convertible Note into shares of the Company's common stock ("Common Stock") at a conversion price per share equal to thirty-five percent (35%) of the lowest trading price of the Common Stock during the 60 trading days ending on the last complete trading day prior to the conversion date.

In 2011 and 2012 the Company has borrowed $193,500 (shown net of $46,666 of debt discount) which is convertible into the Company’s common stock after one hundred and eighty days (180) at discounts to the market value of the Company’s common stock ranging from 55% to 65%.  The conversion at less than market value gives rise to a derivative liability.  This liability is computed using the Black-Sholes method with the following input:

	Note 1	Note 2
Estimated fair value	$0.03	$0.03
Expected life (years)	.50	.38
Risk free interest rate	.09%	.16%
Volatility	161.05%	174.09%

NOTE 6 – COMMON STOCK

The authorized capital of the Company is 950,000,000 common shares with a par value of $0.001 per share of which the Company has issued 323,048,520 shares. The Company has also authorized 50,000,000 shares of preferred stock par value $0.001 and authorized up to 100,000 shares of a Series A Convertible Preferred Stock of which 96,623 are currently issued and outstanding.

NOTE 7 – CHANGE IN CONTROL AND EXTINGUISHMENT OF LIABLITIES

On June 18, 2012, Larry C. Moore and HF Services, LLC executed a Stock Purchase Agreement ("SPA") that was effective on June 22, 2012 at closing, through which HF Services, LLC purchased the 85,000 shares of Series A Preferred Stock of the Company owned by Mr. Moore.  Accordingly, given each share of Series A Preferred Stock is convertible into 7,000 shares of Common Stock or 595,000,000 shares, this transaction represents a change in control of the Company.

Concurrent with closing of the SPA and effective on June 22, 2012, Mr. Larry C. Moore, Mr. Mike Killman, Mr. Scott Vuncannon and Mr. Alan Walker each resigned from the Company's board of directors.  The Company has no standing committees on which Messrs. Moore, Killman, Vuncannon or Walker served.  There were no disagreements between the Company and Messrs. Moore, Killman, Vuncannon or Walker related to their resignation from the board of directors.

Also effective on June 22, 2012, Mr. Larry C. Moore resigned as Chief Executive Officer of the Company and Ms. Donna M. Moore resigned as Vice President of Marketing and Corporate Secretary.

Effective June 22, 2012, Mr. Henry Fong was elected to the board of directors of the Company and appointed Chairman of the Board and Chief Executive Officer of the Company until his successor is duly elected and qualified.  There are no family relationships between Mr. Fong and any previous officer or director of the Company.  Mr. Fong is a principal and Manager of HF Services, LLC.

 The Company has entered into a Debt Settlement and Release Agreement with Larry C. Moore and Donna M. Moore (the Moore’s), President and Chief Executive Officer and Secretary of the Company, respectively.

On June 22, 2012 the Company, accepted and entered into Debt Settlement and Release Agreement dated June 18, 2012 with the Moore’s. The agreement compensates the Moore’s $130,000 with an initial payment of $80,000 and a Promissory Note from the Company for $50,000 due and payable 120 days from said date. In return for the compensation received the Moore’s will forgive $200,004.70 in deferred compensation and other debt owed by the Company and will assume approximately $30,933.46 in Accounts Payables by the Company. Additionally Larry C. Moore was appointed President of the Greenfield Farms Grassfed Beef, Inc. the Company's operating subsidiary and will assume all operational control of the subsidiary.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the factors discussed in the section entitled "Risk Factors" and the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

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

The company currently supplies Lowes Foods Stores, a North Carolina based grocer with over 100 locations. The company now supplies the Lowes chain of stores through Merchant Distributors, Inc., (MDI) a sister company of Lowes Foods. MDI supplies over 850 independent grocery stores in the Southeast in addition to the Lowes stores. This relationship allows the company to deliver to one central location and minimize delivery costs.  The company is currently discussing product placement with several other east coast grocery chains. The company feels confident that it has an opportunity to capture a significant market share in the area of pre-pressed frozen hamburger patties. Currently there are suppliers of “all natural” pre-pressed patties but no grassfed burgers. Based on current and potential store counts and the average turn of pre-pressed frozen hamburger patties and actual scan data, the company would anticipate sales in excess of 50,000 units annually within a 4 state geographical area. Additionally the company believes that the value of a frozen product brings expanded geographical reach because of the extended life of the product versus fresh beef and therefore increases the number of retail grocery locations to an additional 750 locations along the east coast and east of the Mississippi River.

Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle. Management is constantly seeking to increase the number of head of cattle raised under the “grassfed” moniker and may seek in the future to acquire land by lease or purchase.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012

(A COMPARISON OF LIQUIDITY AND CAPITAL RESOURCES MAY NOT BE MEANINGFUL BECAUSE THE COMPANY HAS UNDERGONE TWO SIGNIFICANT CHANGES. FIRST, THE COMPANY COMPLETED A REVERSE MERGER IN MARCH, 2011 AND IS NOW ENGAGED IN AN ENTIRELY DIFFERENT LINE OF BUSINESS.)

The Company’s operations were adversely impacted during the second quarter by the following factors:

•	Processing and packing facilities were at or near capacity making it difficult for the Company to process enough product to fill all orders;
•
While there is significant demand for the prime cuts from grass fed beef, there is less demand for the more expensive grass fed ground beef and the Company has sold some product at reduced costs to avoid spoilage;

•	The lack of capital has prevented the Company from acquiring additional facilities and product.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $(706,719) for the six months ended June 30, 2012. During the six months ended June 30, 2012, we had cash flow used by operations of $(44,219), net loss from operating activities of $(141,620), net cash provided by investing activities of $7,965, and cash flows provided by financing activities of $31,800. At the end of the six month period ending June 30, 2012, our cash balance was $-0-.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $(44,219) which was primarily attributable to non-cash adjustments to derivative liabilities from convertible note payable totaling $546,789. The adjustments to reconcile the net loss to net cash for the period ended June 31, 2012 included depreciation expense of $3,069 and loss on sale of equipment of $10,845.

CASH FLOWS FROM INVESTING ACTIVITIES. For the six months ended June 30, 2012, cash flows provided by investing activities consisted of $7,965.

CASH FLOWS FROM FINANCING ACTIVITIES. For the six months ended June 30, 2012, cash flows from financing activities were $31,800, which consisted of proceeds from issuance of notes payable of $111,800 that was offset by $80,000 paid to our former president for amounts owed to him.

FINANCING. We ended June 30, 2012 with $-0- in cash and cash equivalents on our balance sheet as compared to $4,454 in cash and cash equivalents as of December 31, 2011.

INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.  This could include further convertible notes and other security instruments that may incur substantial dilution t our current stockholders.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2012 as we look to secure additional funds to both stabilize and grow our business operations and begin extraction. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable or non-dilutive to us or our existing shareholders.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2012.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

Three month period ended June 30, 2012 versus June 30, 2011

Operating Expenses

The Company recorded losses before income taxes of $(616,069) for the three months ended June 30, 2012.  Revenue for the period was $6,921 with cost of goods sold of $(8,930) for a loss before operating and other expenses of $(2,009).  For the three months ended June 30, 2012 total operating expenses were $63,296 including general and administrative expenses of $11,451.

For the three month period ended June 30, 2011, the Company recorded losses before income taxes of $(67,311) with revenue of $44,884 and cost of goods sold of $63,717 for a loss before operating expenses of $(18,833).  Total operating expenses were $48,478 for the three month period ended June 30, 2011 including general and administrative expenses of $14,717.  The Company experienced significant increases in professional fees along with wages and taxes in the 2012 period versus the 2011 period.

Other Expenses

The company incurred other expenses of $550,764 for the three months ended June 30, 2012 that was derived primarily from derivative liability expense of $231,653, change in the value of derivative liability of $279,303 and amortization expense on discount of debt of $35,833 all related to the issuance of convertible notes.

There was no similar expense in the three month period ended June 30, 2011 as the Company had no outstanding derivative liabilities.

Net Loss

The net loss for the three months ended June 30, 2012 was $(616,069) as compared to net loss of $(67,311) for the three months ended June 30, 2011. The significant increase is primarily the result of other expenses relating to the issuance of derivative liabilities.

Six month period ended June 30, 2012 versus June 30, 2011

Operating Expenses

The Company recorded losses before income taxes of $(706,719) for the six months ended June 30, 2012.  Revenue for the period was $6,921 with cost of goods sold of $14,923 for a loss before operating and other expenses of $8,002.  For the six months ended June 30, 2012 total operating expenses were $133,618 including general and administrative expenses of $12,497.

For the six month period ended June 30, 2011, the Company recorded losses before income taxes of $(115,456) with revenue of $88,427 and cost of goods sold of $102,702 for a loss before operating expenses of $(14,275).  Total operating expenses were $101,181 for the six month period ended June 30, 2011 including general and administrative expenses of $50,371.  The Company experienced significant increases in professional fees along with wages and taxes in the 2012 period versus the 2011 period that was offset by significantly lower general and administrative expense in the 2012 period.

Other Expenses

The company incurred other expenses of $565,099 for the six months ended June 30, 2012 that was derived primarily from derivative liability expense of $231,653, change in the value of derivative liability of $279,303 and amortization expense on discount of debt of $35,833 all related to the issuance of convertible notes.

There was no similar expense in the six month period ended June 30, 2011 as the Company had no outstanding derivative liabilities.

Net Loss

The net loss for the six months ended June 30, 2012 was $(709,719) as compared to net loss of $(115,456) for the six months ended June 30, 2011. The significant increase is primarily the result of other expenses relating to the issuance of derivative liabilities.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective [RS1]  to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of June 30, 2012, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were not effective as of the end of the period covered by the Report.

Due to our small size and limited financial resources, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting.  As a result, there is limited segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash primarily in the hands of two individuals. This limited segregation of duties represents a material weakness.  We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibits required to be filed by Item 601:

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

Greenfield Farms Food, Inc.

Date: August 27, 2012	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and
Principal Financial Officer