Form 10-Q
period 2012-09-30
Greenfield Farms Food, Inc.
filed 2012-12-07
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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

______________________________
 (Former name, address and fiscal year)

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

Number of shares of common stock outstanding at December 1, 2012: 338,762,806

GREENFIELD FARMS FOOD, INC.
BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$97	$4,454
Inventory	-	5,921
Deferred charges	2,083	9,625
Total Current Assets	2,180	20,000

Property and equipment, net	17,261	40,522

Other Assets
Security deposits	2,253	2,435

Total Assets	$21,694	$62,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$23,122	$40,024
Accrued wages and taxes	-	132,349
Accrued interest	4,750	1,742
Accrued interest – related parties	5,295	1,530
Accrued interest – convertible notes payable	9,760	3,345
Derivative Liability	652,664	-
Notes payable	131,800	50,000
Notes payable – related parties	1,600	31,000
Convertible notes payable, net of debt discount	191,416	82,500

Total Liabilities	1,020,407	342,490

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible
shares issued and outstanding	97	97
Common stock, par value $.001
950,000,000 shares authorized;
323,048,520 shares issued and outstanding	323,049	323,049
Additional paid-in capital	(142,776)	(243,435)
Accumulated Deficit	(1,179,083)	(359,244)

Total Stockholders' Deficit	(998,713)	(279,533)

Total Liabilities and Stockholders’ Deficit	$21,694	$62,957

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended Septmeber 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Gross Revenues	$7,318	$13,461	$14,239	$101,888
Cost of Goods Sold	7,352	32,741	22,275	135,443

Gross (Loss) Profit	(34)	(19,280)	(8,036)	(33,555)

Operating Expenses
Professional fees	8,565	14,214	25,256	15,589
Rent	(294)	5,850	8,256	10,530
Wages and taxes	-	16,915	81,750	48,185
Consulting	-	2,750	1,375	6,750
Equipment rental	828	5,253	5,814	9,181
Insurance	-	2,017	754	4,842
Telephone and utilities	-	2,949	3,946	4,475
Depreciation	1,381	2,418	4,450	3,624
General and administrative	13,091	7,394	25,588	57,765
Total Operating Expenses	23,571	59,760	157,189	160,941

Loss From Operations	(23,605)	(79,040)	(165,225)	(194,496)

Other Expenses
Interest expense	5,724	1,753	13,189	1,753
Derivative expense	27,619	-	259,272	-
Change in value of derivative liability	11,589	-	290,892	-
Amoritization expense on discount of debt	44,583	-	80,416	-
Loss on sale of equipment	-	-	10,845	-
Loss Before Income Taxes	(113,120)	(80,793)	(819,839)	(196,249)

Provision for Income Taxes	-	-	-	-

Net Loss	$(113,120)	$(80,793)	$(819,839)	$(196,249)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	323,048,520	323,048,520	323,048,520	323,048,520
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

GREENFIELD FARMS FOOD, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net loss for the period	$(819,839)	$(196,249)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	4,450	3,624
Loss on sale of equipment	10,845	-
Derivative Expense	259,272	-
Changes in value of derivative liability	290,892	-
Amoritization of discount on debt	80,416	-
Changes in Assets and Liabilities
(Increase) in accounts receivable	-	(1,788)
(Increase) decrease in inventory	5,921	(6,019)
Decrease in deferred offering costs	7,542	-
Decrease in security deposits	182	-
Increase in accounts payable	13,753	25,827
Increase in other accrued liabilities	67,656	7,653
Increase in accrued interest	3,008	-
Increase in accrued interest – related parties	3,765	-
Increase in accrued interest – convertible notes payable	6,415	-
Net Cash used in Operating Activities	(65,722)	(166,952)

Cash Flows from Investing Activities:
Purchase of property and equipment	(535)	(46,606)
Proceeds from sale of equipment	8,500	-
Net Cash Provided by (Used in) Investing Activities	7,965	(46,606)

Cash Flows from Financing Activities:
Proceeds from notes payable	131,800	133,500
Payment to related party	(78,400)	4,711
Cash aquired in reverse merger	-	110,000
Net Cash Provided by Financing Activities	53,400	248,211

Net Increase (Decrease) in Cash and Cash Equivalents	(4,357)	34,653
Cash and Cash Equivalents – Beginning	4,454	-
Cash at End of Period	$97	$34,653

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Accounts payable	(30,653)	-
Accrued wages and taxes	(200,005)	-
Notes payable	50,000	-
Liability to related party	80,000	-
Forgiveness of shareholder debt recorded as contributed capital	100,658	-
Changes in derivative liability	(102,500)	-
Debt discount liability	102,500	-
Stock Subscription Receivable	-	(3,000)
Additional Paid in Capital	-	3,000
	-	-

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine month period ended September 30, 2012.  Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of September 30, 2012 and December 31, 2011, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest.  As of September 30, 2012 no conversion has taken place.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended September 30, 2012.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2012, the Company has not issued any stock-based payments to its employees.

Accounting Pronouncements
No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 - DERIVATIVE LIABILITY

On September 22, 2012 the Company, accepted and entered into Securities Purchase Agreement (the "Convertible Promissory Note Agreement") originally dated September 15, 2012  with Asher Enterprises, Inc., a Delaware corporation (the "Investor"), authorizing the Investor to purchase a convertible note (the "Note") in the principal amount of $82,500 with an interest rate of 8% per annum.

On August 13, 2012 the Company, accepted and entered into a Convertible Promissory Note Agreement with the Investor, authorizing the Investor to purchase a convertible note (the "Note") in the principal amount of $20,000 with an interest rate of 8% per annum

Pursuant to the Convertible Note Agreement and the Note, the Investor, or registered Assigns (collectively the "Holder"), shall have the right, from time to time, and at any time during the period beginning on the date which is 180 days following the date of the Note and ending on the later of the maturity date (which is December 15, 2012) or the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock of the Company; provided however, to the extent that the Holder's beneficial ownership of the Common Stock of the Company would not exceed 4.99% at any such time as a result of its conversion of the Note.

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

	Note 1	Note 2	Note 3
Estimated fair value	$0.03	$0.03	.001
Expected life (years)	.25	.30	.50
Risk free interest rate	.18%	.18%	.10%
Volatility	207.60%	207.60%	207.60%

NOTE 6 – COMMON STOCK

The authorized capital of the Company is 950,000,000 common shares with a par value of $0.001 per share of which the Company has issued 323,048,520 shares. The Company has also authorized 50,000,000 shares of preferred stock par value $0.001 and authorized up to 100,000 shares of a Series A Convertible Preferred Stock of which 96,623 are currently issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Greenfield is a consumer and wholesale driven producer of grassfed beef that strives to allow farming families to retain “every possible bit of independence in operating their respective land.” Additionally the company’s ultimate goal is to bring grassfed beef to major retail grocery chains. The company strives to use stable pricing mechanisms based on production costs, a return on investment and a reasonable profit to maximize the benefits to the company, its producers and wholesale grocery and food service customers. The company’s management keeps a constant eye on multiple markets, production and pricing mechanisms to keep Greenfield in a competitive position. The company is trying to create a tenable and long lived marketing system for a select group of producers of grassfed beef. It must be a system that rewards quality, good husbandry and the far sighted approach to resource management.

The company currently supplies Lowes Foods Stores, a North Carolina based grocer with over 100 locations. The company now supplies the Lowes chain of stores through Merchant Distributors, Inc., (MDI) a sister company of Lowes Foods. MDI supplies over 850 independent grocery stores in the Southeast in addition to the Lowes stores. This relationship allows the company to deliver to one central location and minimize delivery costs for any potential sales.  The company is trying to implement product placement with other east coast grocery chains but lack of capital has hampered these initiatives. Currently there are suppliers of “all natural” pre-pressed patties but no grassfed burgers. The Company would like to exploit this in light of current trends toward healthier lifestyles.

Greenfield Farms Grassfed Beef through its collective group of producers has access to over 2500 acres in pasture under management and approximately 2000 head of cattle. Management is constantly seeking to increase the number of head of cattle raised under the “grassfed” moniker and may seek in the future to acquire land by lease or purchase if additional capital becomes available.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(A COMPARISON OF LIQUIDITY AND CAPITAL RESOURCES MAY NOT BE MEANINGFUL BECAUSE THE COMPANY HAS UNDERGONE TWO SIGNIFICANT CHANGES. FIRST, THE COMPANY COMPLETED A REVERSE MERGER IN MARCH, 2011 AND IS NOW ENGAGED IN AN ENTIRELY DIFFERENT LINE OF BUSINESS.)

The Company’s operations were adversely impacted during the three and nine months ended September by the following factors:

•	Availability of live animals that meet our USDA requirements is down

•	The lack of capital has prevented the Company from acquiring additional facilities and product.

Management has attempted to address each of these adverse factors. We have contacted other producers of live animals to increase availability and continue to try and secure additional capital. Management will continue to address these issues, but there can be no assurance that our efforts will prove successful.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $819,839 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we had cash flow used by operations of $65,722, net cash provided by investing activities of $7,965, and cash flows provided by financing activities of $53,400. At the end of the nine month period ending September 30, 2012, our cash balance was $97.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $65,722 which was primarily attributable to our net loss of $819,839, offset by non-cash adjustments to derivative liabilities from convertible notes payable totaling $630,580. The adjustments to reconcile the net loss to net cash for the period ended September 30, 2012 included depreciation expense of $4,450 and loss on sale of equipment of $10,845.

CASH FLOWS FROM INVESTING ACTIVITIES. For the nine months ended September 30, 2012, cash flows provided by investing activities consisted of $7,965 primarily from proceeds on the sale of equipment.

CASH FLOWS FROM FINANCING ACTIVITIES. For the nine months ended September 30, 2012, cash flows from financing activities were $53,400, which consisted of proceeds from issuance of notes payable of $131,800 that was offset by $78,400 paid to our former president for amounts owed to him.

FINANCING. We ended September 30, 2012 with $97 in cash and cash equivalents on our balance sheet as compared to $4,454 in cash and cash equivalents as of December 31, 2011.

INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.  This could include further convertible notes and other security instruments that may incur substantial dilution to our current stockholders.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2012 and 2013 as we look to secure additional funds to both stabilize and grow our business operations and begin extraction. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable or non-dilutive to us or our existing shareholders.  We anticipate we will be required to issue additional promissory notes convertible into shares of our common stock at significant discounts to market prices that would result in significant dilution to our current stockholders.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2012.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

Three month period ended September 30, 2012 versus September 30, 2011

Operating Expenses

The Company recorded losses before income taxes of $113,120 for the three months ended September 30, 2012.  Revenue for the period was $7,318 with cost of goods sold of $7,352 for a loss before operating and other expenses of $34.  For the three months ended September 30, 2012 total operating expenses were $23,571 including general and administrative expenses of $13,091.

For the three month period ended September 30, 2011, the Company recorded losses before income taxes of $80,793 with revenue of $13,461 and cost of goods sold of $32,741 for a loss before operating expenses of $19,280.  Total operating expenses were $59,760 for the three month period ended September 30, 2011 including general and administrative expenses of $7,394.  The Company experienced significant decreases in professional fees along with wages and taxes in the 2012 period versus the 2011 period as the Company's operations were limited due to our lack of capital to expand operations.

Other Expenses

The company incurred other expenses of $89,515 for the three months ended September 30, 2012 that was derived primarily from derivative liability expense of $27,619, change in the value of derivative liability of $11,589 and amortization expense on discount of debt of $44,583 all related to the Company's outstanding convertible notes.

There was no similar expense in the three month period ended September 30, 2011 as the Company had no outstanding derivative liabilities.

Net Loss

The net loss for the three months ended September 30, 2012 was $113,120 as compared to net loss of $80,793 for the three months ended September 30, 2011. The significant increase is primarily the result of other expenses relating to the issuance of derivative liabilities that was partially offset by lower operating expenses.

Nine month period ended September 30, 2012 versus September 30, 2011

Operating Expenses

The Company recorded losses before income taxes of $819,839 for the nine months ended September 30, 2012.  Revenue for the period was $14,239 with cost of goods sold of $22,275 for a loss before operating and other expenses of $8,036.  For the nine months ended September 30, 2012 total operating expenses were $157,189 including general and administrative expenses of $25,588.

For the nine month period ended September 30, 2011, the Company recorded losses before income taxes of $196,249 with revenue of $101,888 and cost of goods sold of $135,443 for a loss before operating expenses of $33,555.  Total operating expenses were $160,941 for the nine month period ended September 30, 2011 including general and administrative expenses of $57,765.  The Company experienced significant increases in professional fees along with wages and taxes in the 2012 period versus the 2011 period that was offset by significantly lower general and administrative expense in the 2012 period.

Other Expenses

The company incurred other expenses of $819,839 for the nine months ended September 30, 2012 that was derived primarily from derivative liability expense of $259,272, change in the value of derivative liability of $290,892 and amortization expense on discount of debt of $80,416 all related to the Company's outstanding convertible notes.

There was no similar expense in the nine month period ended September 30, 2011 as the Company had no outstanding derivative liabilities.

Net Loss

The net loss for the nine months ended September 30, 2012 was $819,839 as compared to net loss of $196,249 for the nine months ended September 30, 2011. The significant increase is primarily the result of other expenses relating to the Company's outstanding derivative liabilities.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2012, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Exhibits required to be filed by Item 601.:

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

Greenfield Farms Food, Inc.

Date: December 7, 2012	By:	/s/ Henry Fong
Henry Fong Principal Executive Officer and Principal Financial Officer