Form 10-K
period 2012-12-31
Greenfield Farms Food, Inc.
filed 2013-04-15
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________ .

Commission File Number 333-157281

GREENFIELD FARMS FOOD, INC.
(Name of small business issuer in its charter)

NEVADA	26-2909561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2840 Highway 95 Alt. S, Suite 7, Silver Springs, Nevada 89429
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (704) 485-2245

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes ☒No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes ☒No

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2013 was $439,200, based on the last sale price of the issuers common stock ($0.0015 per share) as reported by the OTCQB.

The Registrant had 438,068,808 shares of common stock outstanding as of March 31, 2013.

Documents incorporated by reference: None

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

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

 Plan of Operations

We were founded in 2008 as Sweet Spot Games, Inc., a Nevada corporation on June 2, 2008. We changed our name to Green Field Farms Food, Inc. ("Greenfield") on March 31, 2011. We are a consumer and wholesale driven producer of grassfed beef. The Company currently supplies Lowes Food Stores, a North Carolina based grocer with over 100 locations in North and South Carolina on a very limited basis. Greenfield Farms Grassfed Beef and its collective group of producers represent over 2500 acres in pasture under management and approximately 2000 head of cattle.

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

On March 12, 2013, Greenfield announced that it is beginning a new licensing program for its "Greenfield Farms Grassfed Beef" trademark, which the Company believes will allow it to expand its business and enhance its market and brand presence. With this program, the Company will phase away from its traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding its brand presence with capable cattle producers and marketers. The Company also believes that the trademark licensing concept allows for more rapid market penetration with minimal risk and the ability to more easily ascertain assumed returns. Greenfield also announced that is has signed its first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive. The management of Hill Meadow Foods is headed by former Greenfield Chief Executive Officer, Mr. Larry Moore.

The Company is also exploring other business opportunities in complementary food related business segments. On February 12, 2013, the Company announced that it had signed a definitive agreement to acquire 100% of the equity interest in Ohio-based Carmela's Pizzeria. Carmela's presently has three Dayton, Ohio area locations offering authentic New York style pizza. In addition, Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores. Details of the transaction call for all of the equity interests in Carmela's to be acquired by a newly created wholly-owned operating subsidiary of Greenfield in exchange for shares of Greenfield common stock and warrants. Closing of this transaction is subject to, among other things, final due diligence by the parties, completion of audited financial statements, preparation of schedules to the definitive agreement, and any final board of director and/or stockholder approvals as necessary.

Market for Greenfield Farms Products

Greenfield Farms' target end user consumer is health conscious and willing to pay a premium for high-quality, lean, “grassfed” beef products. The beef industry as a whole does not track or segment out as a separate market grassfed beef. As such there are multiple and differing opinions of the current and future growth of the grassfed beef industry. In January of 2012 it was estimated that the market share for grassfed been was 3% of total beef industry sales and growing at 20% annually.

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

Government Regulation

The slaughter of all live animals for resale is governed and regulated by the USDA. All products must be slaughtered and processed in USDA inspected facilities if the product is to be resold and transported across state lines for resale. All processors utilized by Greenfield must be USDA inspected facilities.

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The purchase of shares of our common stock is very speculative and involves a very high degree of risk. An investment in our stock is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to securities of Inhibiton.

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

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

We have a history of significant losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in further developing and commercializing our products, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will not be offset by our revenues in any substantial way. As a result, we will need to generate significant revenues or raise additional capital in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our stock.

OUR CURRENT SHAREHOLDERS CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NOT PARTICIPATION IN OUR BUSINESS

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY FOR YOU TO EVALUATE AND WE HAVE NOT PROVEN OUR ABILITY TO GENERATE PROFITS. WE HAVE HAD LOSSES FROM OPERATIONS AND DUE TO OUR VERY LIMITED SALES, ANTICIPATE WE WILL CONTINUE TO EXPERIENCE LOSSES FOR THE FORESEEABLE FUTURE.

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

RISKS RELATIING TO OUR SECURITIES

THERE IS CURRENTLY A VERY LIMITED MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT A MORE LIQUID MARKET WILL DEVELOP.

There is currently a limited trading market for our shares of Common Stock, under the symbol “GRAS.” Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock. Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

FUTURE SALES OF OUR COMMON STOCK COULD PUT DOWNWARD SELLING PRESSURE ON OUR CHASES AND ADVERSELY AFFECT THE STOCK PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE ITIMPOSSIBLE FOR AN INVESTOR TO SELL HIS SHARES AT ANY REASONABLE PRICE

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

IF A STEADY MARKET DEVLEOPS FOR OUR SEUCIRITES THERE COULD BE SIGNIFICANT VOLATILITY AND THE SECURITIES MAY NOT APPRECIATE IN VALUE

If a steady market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

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

WE HAVE RAISED CAPITAL THROUGH THE USE OF CONVERTIBLE DEBT INSTRUMENTS THAT CAUSES SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 65% discounts to the market price of our common stock on conversion and in many cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders and will continue to do so in 2013 and the foreseeable future. As of December 31, 2012, we had approximately $213,500 in convertible debt outstanding. This convertible debt balance as well as any additional convertible debt we incur in the future could cause substantial dilution to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company maintains offices 7315 E Peakview Avenue, Englewood, Colorado 80111 in facilities provided by our Chief Executive Officer. During 2012, there were not rents or other amounts paid for these facilities although that will not preclude the company from paying reasonable rental rates or reimbursement for use of these facilities in the future.

ITEM 3. LEGAL PROCEEDINGS.

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

•	in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor Offenses)
•	is subject to any order, judgment or decree enjoining, barring
•	Suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,
•	or has been found to have violated a federal or state securities or commodities law.

In 2010 the Company’s former Chief Executive Officer and Chairman, Mr. Larry Moore, who is currently the Chief Executive Officer of our operating subsidiary, pleaded guilty to a misdemeanor charge under the securities laws of the State of South Carolina. Mr. Moore agreed to 150 hours of community service and rescission of certain sales of securities in South Carolina, which he performed and discharged in 2010.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Market for Common Equity

There is currently a limited market for the Company's Common Stock, which is traded over-the-counter and quoted under the trading symbol “GRAS". During 2011, trading did not commence until April and was very limited for most of that year.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

The Company's Common Stock is not listed on any exchange; however, market quotes for the Company’s common stock may be obtained from the OTC Markets "QB" platform (“OTCQB”). The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities. The following table sets forth, for the indicated fiscal periods, the high and low sales prices (as reported by the OTCQB) for the Company’s common stock.

	Price
	High	Low
Fiscal year ended December 31, 2012
Quarter ended December 31, 2012	$0.0035	$0.001
Quarter ended September 30, 2012	$0.0074	$0.0012
Quarter ended June 30, 2012	$0.04	$0.0045
Quarter ended March 30, 2012	$0.056	$0.027

Fiscal year ended December 31, 2011
Quarter ended December 31, 2011	$0.058	$0.031
Quarter ended September 30, 2011	$0.58	$0.058
Quarter ended June 30, 2011	$0.58	$0.13
Quarter ended March 30, 2011	None	None

Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

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

Overview

Greenfield is a consumer and wholesale driven producer of grassfed beef. The company has USDA-FSIS approval to market and label its product as “Grassfed Beef”. The company distributes our product on a very limited basis to Lowes Foods Stores which has approximately 100 locations throughout North and South Carolina. We are a newly created company with very limited resources and as a result, our deliveries of grassfed beef in 2012 were also very limited. We are hopeful that our change in business plan through a new licensing program will allow us to expand our business and enhance our market and brand presence. With this program, the Company will phase away from our traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding our brand presence with capable cattle producers and marketers. The Company also believes that the trademark licensing concept will allow for more rapid market penetration with minimal risk and the ability to more easily ascertain assumed returns. In the first quarter of 2013 we signed our first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive. We believe this time will allow us to properly develop the parameters of the licensing program as well as explore other business opportunities, including our potential acquisition of Carmelo's Pizzerias announced in the first quarter of 2013.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(A COMPARISON OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES FOR 2012 VERSUS 2011 MAY NOT BE MEANINGFUL BECAUSE THE COMPANY UNDERWENT SIGNIFICANT CHANGES DURING 2011. THE COMPANY COMPLETED A REVERSE MERGER IN MARCH, 2011 AND BECAME ENGAGED IN OUR CURRENT LINE OF BUSINESS AT THAT TIME.)

The Company’s operations were adversely impacted during the year ended December 31, 2012 by the following factors:

•	Availability of live animals that meet our USDA requirements is down

•	The lack of capital has prevented the Company from acquiring additional facilities and product.

Management has attempted to address each of these adverse factors. We have contacted other producers of live animals to increase availability and continue to try and secure additional capital. Management will continue to address these issues, including moving our business model to a licensing structure, but there can be no assurance that our efforts will prove successful.

We had a net loss of $535,290 for the year ended December 31, 2012 as compared to a loss of $358,844 for the year ended December 31, 2011. Our gross revenues in 2012 were $15,659 with cost of goods sold of $15,601 for a gross profit of $58. This compared to gross revenues of $104,576, costs of goods sold of $119,938 and gross loss of $15,362 for the year ended December 31, 2011. Our sales in 2012 were adversely affected by a lack of working capital as described more fully above.

Total operating expenses were $319,317 for the year ended December 31, 2012 versus $336,865 for the year ended December 31, 2011 resulting in loss from operations of $319,259 and $352,227 in the 2012 and 2011 periods, respectively. We experienced a significant decrease in wages and taxes in 2012 that was partially offset by an increase in consulting fees as well as an increase in general and administrative expenses. The decrease in wages was the result of the resignation of our CEO and Vice President in June 2012. General and administrative expense included $52,500 in management fee expense recorded for our new CEO appointed in June 2012. Generally, most remaining operating expenses were lower in 2012 as compared to 2011 as we scaled back our operations due to lack of working capital.

Other expenses were $216,031 for the year ended December 31, 2012 as compared to $6,617 for the year ended December 31, 2011. This significant increase is due to the addition of convertible promissory notes in 2012 including expense for the corresponding derivative liability, interest expense, amortization of the debt discount as well as loss on the conversion of debt due to difference in the conversion price as compared to the market price at issuance.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $535,290 for the year ended December 31, 2012 as compared to $358,844 for the year ended December 31, 2011. During the year ended December 31, 2012, we had cash flow used by operations of $147,054, net cash provided by investing activities of $10,097, and cash flows provided by financing activities of $132,600. At the end of the year ended December 31, 2012, our cash balance was $97.

For the year ended December 31, 2011, we had a net loss of $358,844 with cash flow used by operations of $189,759, net cash provided by investing activities of $26,002, and cash flows provided by financing activities of $168,211. At the end of the year ended December 31, 2011, our cash balance was $4,454.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $147,054 which was primarily attributable to our net loss of $535,290, offset by non-cash adjustments to derivative liabilities from convertible notes payable totaling $147,665 as well as $73,750 in expense for stock issued for services and 44,629 for loss on conversion of debt. The adjustments to reconcile the net loss to net cash for the period ended December 31, 2012 also included depreciation expense of $5,818 and loss on sale of equipment of $10,845.

CASH FLOWS FROM INVESTING ACTIVITIES. For the year ended December 31, 2012, cash flows provided by investing activities consisted of $10,097 primarily from proceeds on the sale of equipment.

CASH FLOWS FROM FINANCING ACTIVITIES. For the year ended December 31, 2012, cash flows from financing activities were $132,600, which consisted of proceeds from issuance of notes and convertible notes payable.

For the year ended December 31, 2011, we had cash used in operating activities of $189,759 including $6,041 in depreciation expense along with a total of $163,044 from changes in assets and liabilities. Cash flows provided by investing activities was $26,002 and included $75,000 received in the reverse merger that was offset primarily by the purchase of property and equipment of $46,563. Cash flows from financing activities provided $168,211 primarily from proceeds from various notes payable totaling $168,500.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2013 as we look to secure additional funds to both stabilize and grow our business operations and begin extraction. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders. Additionally, we may need to rely on debt financing that is convertible into shares of our common stock which could result in significant dilution to our stockholders due to the conversion of that debt at significant discounts to the market price of our common stock.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2013.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have limited exposure to market risks related to changes in interest rates. We do not currently invest in equity instruments of public or private companies for business or strategic purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA NOTES TO FINANCIAL STATEMENTS

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

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

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2012, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO/CFO has evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to the extent possible given the limited personnel resources and technological infrastructure in place to perform the evaluation. Based upon our management’s discussions with our auditors and other advisors, our CEO/CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

Due to the small size and limited financial resources, our chief executive officer is the only individual responsible for the accounting and financial reporting. As a result, there is no segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of one individual. This limited segregation of duties represents a material weakness. We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)(b)(c)  Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	77	Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer and Director	June 2012

In June 2012, our then Chief Executive Officer and Director Mr. Larry Moore, our Vice President Mrs. Donna Moore, and each of our then directors Messrs. Walker, Thompson, Killman and Vuncannon resigned their positions as officers or directors of the Company. Mr. Larry Moore continues to serve as Chief Executive Officer of our operation subsidiary, Greenfield Farms Grassfed Beef, Inc.

Significant employees

Not applicable.

Family relationships

None.

Business experience

HENRY FONG

Mr. Fong has been the president and a director of the Company since May 2005. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company with limited business operations, since June 2004. Mr. Fong has been a Director of SurgLine International, Inc. (f/k/a China Nuvo Solar Energy, Inc.) since March 2002 and was its president from March 2002 through September 1, 2011. SurgLine is a publicly traded company that sources and distributes high quality FDA approved medical and surgical products at discount prices. Mr. Fong was the Chief Executive Officer of Techs Loanstar, Inc. (and its predecessor companies), a publicly traded Company that provides software technology solutions to the healthcare market, from April 2008 to July 2011. Since July 2009 Mr. Fong has been the sole director, President and Chief Financial Officer of PB Capital International, Inc. (“PBIC”), a blank check shell company that filed Form 10 registration statement which went effective in October 2009. Since July 2010, Mr. Fong has been President and a director of Green Energy TV, Inc., a privately-held owner of "green" websites, most notably greenenergytv.com. Since December 2008, Mr. Fong has been President and a director of Carbon Capture Corporation, a privately held owner of certain carbon based intellectual property. Since June 2012, Mr. Fong has been President and a director of Greenfield Farms Food, Inc., a publicly-traded purveyor of grass-fed beef. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have one director. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Audit committee financial expert
Identification of the audit committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a) (58) (B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. We believe our current director would meet the qualifications of an "audit committee financial expert" were he not an officer of the Company.

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

General

We currently have one executive officer, our Chief Executive Officer, Mr. Henry Fong, who is also our principal executive officer and our principal financial officer.

Compensation discussion and analysis

Our executive compensation is determined by our Board of Directors, which has estimated the value of management services provided by our executive officers. Mr. Fong is accruing a management fee of $7,500 per month that is paid from the Company's working capital when available. At December 31, 2012, Mr. Fong was owed $42,250.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Henry Fong CEO (4)	2012	52,500	0	0	0	0	52,500
	2011	N/A	N/A	N/A	N/A	N/A	0

Larry Moore CEO (4)(5)	2012	14,120	0	0	0	130,000	144,120
	2011	69,965	0	0	50,035	0	120,000

Donna Moore VP (4)(5)	2012	0	0	0	0	0	0
	2011	13,817	0	0	46,183	0	60,000

(1)	Unless stated otherwise, the business address for each person named is c/o Greenfield Farms Food, Inc.
(2)	Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934
(3)
We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(4)
Mr. Fong became our Chief Executive Officer and Sole Director and Mr. and Mrs. Moore resigned their positions as officers and/or directors of the Company in June 2012. Mr. Moore remained as chief executive officer of our operating subsidiary.

(5)
On June 22, 2012, the Company accepted and entered into a Debt Settlement and Release Agreement dated June 18, 2012 with Larry and Donna Moore. The agreement compensated the Moore’s $130,000 with an initial payment of $80,000 and a Promissory Note from the Company for $50,000 due and payable 120 days from said date. In return for the compensation received, the Moore’s agreed to forgive $200,004.70 in deferred compensation and other debt owed by the Company and will assume approximately $30,933.46 in accounts payable by the Company. The $50,000 note remained due and payable at December 31, 2012.

We have not entered into any other employment agreements with our employees, Officers or Directors.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Compensation of directors

During the year ended December 31, 2011, each of our independent directors (four persons) received compensation of common stock awards valued at $5,250 each. During the year ended December 31, 2012, these same persons each received stock awards valued at $5,250 for their services as independent directors for the period from January until their resignations in June. We have no standard arrangements to compensate our directors for their services to us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security ownership of certain beneficial owners.
Security ownership of management.

The following table contains certain information as of March 31, 2013 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Preferred Stock(2)	Total Shares Beneficially Owned	Percent of Class

Robert Byrd Stockholder	40,648,520	0	40,648,520	9.3%
Franklin Lee Stockholder	40,648,520	0	40,648,520	9.3%
Silvester Pepe Stockholder	40,000,000	0	40,000,000	9.1%
Stanley Wunderlich Stockholder	24,000,000	0	24,000,000	5.5%

Henry Fong (2)(3) Chief Executive Officer	0	70,715	0	0%
All Executive Officers and Directors as a Group (1 person) (2)(3)	0	70715	0	0%

__________
(1)
As of March 31, 2013, 438,068,808 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
In March 2011, the Company authorized the issuance of up to 100,000 shares of $0.001 par value Series A Convertible Voting Preferred Stock (the "Series A Preferred") of which there were 96,623 shares outstanding as of December 31, 2012. Each share of Series A Preferred is convertible into 7,000 shares of common stock. If all shares of Series A Preferred were to be converted to shares of common stock as of December 31, 2012, a total of 676,361,000 shares would be issued to the holders of the Series B Preferred including 495,005,000 that would be beneficially owned by Mr. Fong. The Series A Preferred also carries voting rights on an "as if converted" basis providing for effective control of the Company by the holders of the Series A Preferred.

(3)	Includes 70,715 shares of Series B Preferred Stock owned by a company controlled by Mr. Fong's spouse.

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

Changes in control

We experienced a change in control in June 2012 when our then Chief Executive Officer, Mr. Larry Moore, sold 85,000 shares of Series A Preferred Stock owned by him to two investors including an affiliate of our current Chief Executive Officer, Mr. Henry Fong. We are currently not aware of any other arrangements that could result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On June 22, 2012, the Company accepted and entered into a Debt Settlement and Release Agreement dated June 18, 2012 with Larry and Donna Moore. The agreement compensated the Moore’s $130,000 with an initial payment of $80,000 and a Promissory Note from the Company for $50,000 due and payable 120 days from said date. In return for the compensation received, the Moore’s agreed to forgive $200,004.70 in deferred compensation and other debt owed by the Company and will assume approximately $30,933.46 in accounts payable by the Company. Additionally Larry C. Moore was appointed President of the Greenfield Farms Grassfed Beef, Inc. the Company's operating subsidiary and assumed all operational control of the subsidiary.

Review, approval or ratification of transactions with related persons

Our entire board of directors is responsible for the review, approval or ratification of transactions with related persons. The board routinely reviews material related party transactions to ensure such transactions are reasonable, appropriate, and in the best interests of the Corporation. We have no written policies with respect to the review and approval of related party transactions and records of such reviews are contained in the minutes and/or reports of the board of directors as appropriate.

Director Independence

Our board of directors has one director and has no standing sub-committees at this time due to the associated expenses and the small size of our board. We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent and have no members of our board considered “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

We do not currently have a standing compensation committee or non-employee directors. When we have non-employee directors on our board, those non-employee directors consider executive officer compensation, and our entire board participates in the consideration of director compensation. Non-employee board members would oversee would compensation policies, plans and programs. Our non-employee board members would further review and approve corporate performance goals and objectives relevant to the compensation of our executive officers; review the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administer our equity incentive and stock option plans.

Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Silberstein Ungar, PLLC for our audit of the annual financial statements for the years ended December 31, 2012 and 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2012 (2)	2011 (2)

Audit Fees (1)	$11,750	$6,500
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees (5)	-	-

Total Accounting Fees and Services	$11,750	$6,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements including review of our quarterly financial statements.

(2)
The amounts shown in 2011 and 2012 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2012 and (ii) reviews of our quarterly financial statements.

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

PART IV

ITEM 15. EXHIBITS

Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (Incorporated by reference from Exhibit No. 3.1 of the Registrant's Registration Statement on Form S-1 filed on February 12, 2009)
3.2	Bylaws (Incorporated by reference from Exhibit No. 3.2 of the Registrant's Registration Statement on Form S-1 filed on February 12, 2009)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference from Exhibit No. 3.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2011)
4.1	Certificate of Designation for Series A Preferred Stock (Incorporated by reference from Exhibit No. 4.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2011)
10.1
Debt Settlement and Release Agreement with Larry C. Moore and Donna Moore dated July 18, 2012 (Incorporated by reference from Exhibit No. 10.3 of the Registrant's Current Report on Form 8-K filed on April 5, 2011)

14.1	Code of Ethics (Incorporated by reference from Exhibit No. 14.1 of the Registrant's Registration Statement on Form S-1 filed on February 12, 2009)
31.1	Certification of Principal Executive Officer Sec. 302 (Filed herewith)
32.1	Certification of Chief Executive Officer Sec. 906 (Filed herewith)
101.INS**	XBRL Instance Document (Filed herewith)
101.SCH**	XBRL Schema Document (Filed herewith)
101.CAL**	XBRL Calculation Linkbase Document (Filed herewith)
101.DEF**	XBRL Definition Linkbase Document (Filed herewith)
101.LAB**	XBRL Label Linkbase Document (Filed herewith)
101.PRE**	XBRL Presentation Linkbase Document (Filed herewith)

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENFIELD FARMS FOOD, INC.
(Registrant)

Date: April 15, 2013	By:	/s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	/s/ Henry Fong
Henry Fong
Director

GREENFIELD FARMS FOOD, INC.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Greenfield Farms Food, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Greenfield Farms Food, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Farms Food, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has not yet realized significant revenues from operations, has recognized significant losses in 2012 and 2011 and is in need of working capital in order to grow its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 11, 2013

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$97	$4,454
Inventory	-	5,921
Deferred charges	1,562	9,625
Total Current Assets	1,659	20,000

Property and equipment, net	15,894	40,522

Other Assets
Security deposits	303	2,435

Total Assets	$17,856	$62,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	$91,680	$40,024
Accrued wages and taxes	-	132,349
Accrued interest	5,744	1,742
Accrued interest – related parties	6,007	1,530
Accrued interest – convertible notes payable	18,605	3,345
Derivative liability	214,807	-
Notes payable	50,000	50,000
Notes payable – related parties	81,100	31,000
Convertible notes payable, net of debt discount	129,056	82,500

Total Liabilities	596,999	342,490

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible
shares issued and outstanding	97	97
Common stock, par value $.001
950,000,000 shares authorized; 345,494,891 and
323,048,520 shares issued and outstanding, respectively	345,495	323,049
Additional paid-in capital	(30,201)	(243,435)
Accumulated deficit	(894,534)	(359,244)

Total Stockholders' Deficit	(579,143)	(279,533)

Total Liabilities and Stockholders’ Deficit	$17,856	$62,957

The accompanying notes are an integral part of the consolidated financial staements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011

Gross Revenues	$15,659	$104,576
Cost of Goods Sold	15,601	119,938

Gross Profit (Loss)	58	(15,362)

Operating Expenses
Professional fees	42,501	25,701
Rent	10,206	18,330
Wages and taxes	81,750	196,200
Consulting	48,875	4,250
Advertising	-	15,628
Equipment rental	5,814	14,670
Auto expense	4,550	30,629
Insurance	754	6,746
Telephone and utilities	4,125	7,051
Depreciation	5,818	6,041
General and administrative	104,079	11,619
Loss on sale of equipment	10,845	-
Total Operating Expenses	319,317	336,865

Loss From Operations	(319,259)	(352,227)

Other Income (Expenses)
Interest expense	(23,739)	(6,617)
Change in derivative liability	147,643	-
Derivative expense	(168,950)	-
Loss on conversion of debt	(44,629)	-
Amortization expense on discount of debt	(126,356)	-
Loss Before Income Taxes	(535,290)	(358,844)

Provision for Income Taxes	-	-

Net Loss	$(535,290)	$(358,844)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	329,946,886	345,690,693

Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the consolidated financial staements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2012

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2011	-	-	40,000	1	2,999	(400)	2,600

Effects of the reverse merger	-	-	1,204,360,000	30,109	44,891	-	75,000

Exchange of common stock for Series A Preferred stock	96,623	97	(881,351,480)	(22,034)	21,937	-	-

Forward stock split 40:1	-	-	-	314,973	(314,973)	-	-

Contributed capital	-	-	-	-	1,711	-	1,711

Net loss for the year ended December 31, 2011	-	-	-	-	-	(358,844)	(358,844)

Balance December 31, 2011	96,623	97	323,048,520	323,049	$(243,435)	(359,244)	$(279,533)

Forgiveness of shareholder debt	-	-	-	-	98,501	-	98,501

Stock issued for services	-	-	2,384,259	2,384	71,366		73,750

Issuance for note conversion	-	-	20,062,112	20,062	(1,262)	-	18,800

Loss on note conversion	-	-	-	-	44,629	-	44,629

Net loss for the year ended December 31, 2012	-	-	-	-	-	(535,290)	(535,290)

Balance December 31, 2012	96,623	$97	345,494,891	$345,495	$(30,201)	$(894,534)	$(579,143)

The accompanying notes are an integral part of the financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities
Net loss for the year	$(535,290)	$(358,844)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	5,818	6,041
Loss on sale of equipment	10,845	-
Derivative expense	168,950	-
Amortization of debt discount	126,356	-
Stock issued for services	73,750	-
Change in value of derivative liability	(147,643)	-
Loss on conversion of debt	44,629	-
Changes in Assets and Liabilities
(Increase) decrease in inventory	5,921	(5,921)
(Increase) decrease in deferred offering costs	8,063	(9,625)
Increase in accounts payable	79,027	39,624
Increase (decrease) in accrued wages and taxes	(11,219)	132,349
Increase in accrued interest	4,002	1,742
Increase in accrued interest – related parties	4,477	1,530
Increase in accrued interest – convertible notes payable	15,260	3,345
Net Cash used in Operating Activities	(147,054)	(189,759)

Cash Flows from Investing Activities:
Purchase of property and equipment	(535)	(46,563)
Proceeds from sale of equipment	8,500	-
Cash received in merger	-	75,000
Security deposits	2,132	(2,435)
Net Cash Provided by Investing Activities	10,097	26,002

Cash Flows from Financing Activities:
Proceeds from notes payable	-	50,000
Proceeds from notes payable - related parties	100	36,000
Payments on notes payable - related parties	-	(5,000)
Proceeds from convertible notes payable	132,500	82,500
Proceeds from the sale of common stock	-	3,000
Contributed capital	-	1,711
Net Cash Provided by Financing Activities	132,600	168,211

Net Increase (Decrease) in Cash and Cash Equivalents	(4,357)	4,454
Cash and Cash Equivalents – Beginning	4,454	-
Cash and Cash Equivalents - Ending	$97	$4,454

Supplemental Cash Flow Information:
Cash paid for interest	$40	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Forgiveness of shareholder debt	$98,501	$-
Common stock issued for debt conversion	$18,800	$-
Issuance of note payable to former shareholder	$50,000	$-
Additional paid in capital	$213,234	$-
Initial value of debt discount on convertible notes	$193,500	$-

The accompanying notes are an integral part of the consolidated financial staements.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – NATURE OF BUSINESS

Greenfield Farms Food, Inc. (the “Company”) was incorporated under the laws of the State of North Carolina on December 30, 2010.  We are a marketer of grass fed beef products to a variety of grocery chains, retailers, and others, primarily in the region of Charlotte, NC.

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

Consolidation
The Company has one wholly owned subsidiary, Greenfield Farms Grassfed Beef, Inc.  There are no significant intercompany transactions between the company and its subsidiary.

Fair Value of Financial Instruments
The carrying value of cash, deferred charges, accounts payable, accrued expenses, accrued interest and notes payable approximate their fair value due to the short period of these instruments.

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

Inventory
The inventory is comprised of grass fed beef parts (i.e. primarily steaks and ground beef).  The inventory cost includes the purchase price of the live cattle, slaughtering costs, processing and packaging cost.  The Company uses the first-in, first-out inventory method to determine costs.

Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2012, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

Derivative financial instruments
The Company follows ASC 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity. The Company’s convertible debt has conversion provisions based on a discount of the market price of the Company’s common stock.

The Company had derivative liabilities resulting from the issuance of convertible debt, which were measured at fair value on a recurring basis using an option pricing model. Consequently, the Company has adjusted the fair value of the derivative liabilities at December 31, 2012 and recorded a gain related to the change in the value of the derivative liability of $147,643 in the statement of operations that were attributable to the change in unrealized gains or losses relating to the derivative liabilities still held at the reporting date for the year ended December 31, 2012. There were no derivative liabilities at December 31, 2011, nor a gain or loss reported for the year ended December 31, 2011.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $15,628 during the years ended December 31, 2012 and 2011, respectively.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements
There were various accounting standards and interpretations issued during 2012, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at December 31:

	2012	2011
Vehicles	$20,774	$41,874
Equipment	4,425	4,689
Less: Accumulated depreciation	(9,305)	(6,041)
Property and equipment, net	$15,894	$40,522

Depreciation expense was $5,818 and $6,041 for the periods ended December 31, 2012 and 2011.

NOTE 4 – NOTE PAYABLE

On July 26, 2011, the Company issued a promissory note for $50,000. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense was $4,000 and $1,742 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2011, several board members and shareholders loaned the company money to help fund operations.  The loans are all secured by the Company’s common stock, bear 8% interest and were due during the year ended December 31, 2011.

In 2012, the Company issued a promissory note for $50,000 to a former officer.  The Note is secured by the Company’s stock and bears 8% interest.  All other debts have been settled with the former owner.

In September 2012, an officer and shareholder loaned $100 to the Company.  The loan is unsecured, bears 8% interest and is due on demand.

Total interest expense on the related party loans was $4,479 and $1,530 for the years ended December 31, 2012 and 2011, respectively.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 – CONVERTIBLE NOTES PAYABLE

In September and November 2011, the Company borrowed $50,000 and $32,500 respectively, from Asher Enterprises, Inc. The convertible promissory notes accrue interest at the rate of 8% per annum.  They were due on September 7, 2012 and November 16, 2012, respectively. These notes are convertible by the holder after 180 days at 45% of the average of the lowest three closing bid prices in the ten trading day period before the conversion. The notes are currently in default.

On May 25, 2012 Asher Enterprises issued a notice of conversion to convert $10,000 of the September 2011 note for 4,347,826 shares at a price of $0.0023 per share.  The remaining balance of the note after the conversion was $40,000.

On November 2, 2012 Asher Enterprises issued a notice of conversion to convert $8,800 of the September 2011 note for 15,714,286 shares at a price of $0.00056 per share.  The remaining balance of the note after the conversion was $31,200. A $44,629 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the point of conversion.

On February 13, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $27,500 with an interest rate of 8% per annum due on November 13, 2012. The note is convertible by the holder after 180 days at 45% of the average of the lowest three closing bid prices in the ten trading day period before the conversion. The note is currently in default.

On June 15, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $83,500 with an interest rate of 8% per annum that is due on March 9, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the sixty trading days before the conversion.

On August 1, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $20,000 with an interest rate of 8% per annum due on August 3, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the thirty trading days before the conversion. The note was not yet convertible as of December 31, 2012.

On August 21, 2012, the Company issued a convertible promissory note in the amount of $1,500.  The note is unsecured, due on demand and bears interest at 8% per annum. The note is convertible into shares of common stock at the market price.

Total interest expense on these notes was $15,260 and $3,345 for the years ended December 31, 2012 and 2011, respectively.

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that the conversion features of the Asher Notes represent an embedded derivative since the notes are convertible into a variable number of shares upon conversion. Accordingly, they are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the notes. Such discount will be accreted from the commencing date of conversion period to the maturity date of the notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – DERIVATIVE LIABILITY (continued)

The beneficial conversion feature included in notes resulted in initial debt discounts of $193,500 and an initial loss on the valuation of the derivative liabilities of $168,950 based on the initial fair value of the derivative liabilities of $362,450. The fair value of the embedded derivative liabilities were calculated at the conversion commencing dates utilizing the following assumptions:

Note date	September 7, 2011	November 14, 2011	February 13, 2012	June 15, 2012
Note amount	$50,000	$32,500	$27,500	$83,500
Stock price at convertible date	$0.035	$0.011	$0.035	$0.001
Expected life (years)	.5	.5	.25	.25
Risk free interest rate	.14%	.15%	.10%	.07%
Volatility	142.25%	215.97%	234.41%	364.13%
Initial derivative value	$78,107	$58,991	$39,363	$185,989

At December 31, 2012, only one note remained convertible and not in default.  All convertible notes in default no longer were valued for the derivative liability and a loss on the conversion of stock will be recorded at the time of any future conversion. The fair value of the embedded derivative liability was calculated at December 31, 2012 utilizing the following assumptions:

Note date	June 15, 2012
Note amount	$83,500
Stock price at convertible date	$0.0022
Expected life (years)	.21
Risk free interest rate	.05%
Volatility	518.08%
Initial derivative value	$214,807

NOTE 8 – CAPITAL STOCK

The authorized capital of Company is 950,000,000 common shares with a par value of $0.001 per share of which the Company has issued 345,494,891 shares.  The Company has also authorized 50,000,000 shares of preferred stock par value $0.001 and designated 100,000 of these shares as Series A Convertible Preferred Stock of which 96,623 are currently issued and outstanding.  Each preferred Series A share is entitled to vote the equivalent of 7,000 shares of common stock.

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

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8 – CAPITAL STOCK (continued)

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

Charles W. Barkley Esq. (Company Counsel) canceled 31,351,480 shares of common stock and converted those shares into 4,479 Series A preferred shares; Ms. Ginna Romero canceled 12,000,000 shares of common stock and converted those shares in 1,714 Series A preferred shares; Mr. Gregory Galanis (formerly CEO of Sweet Spot Games) has canceled 38,000,000 shares of common stock and converted those shares into 5,430 Series A preferred shares; and Mr. Larry Moore (former President of the Company) has canceled 800,000,000 shares of common stock and converted those shares into 85,000 Series A preferred shares

The Company, therefore reduced the 1,204,400,000 outstanding shares of common stock by 881,351,480 (approximately 73%), resulting in 323,048,520 outstanding shares of common stock.

The Company executed a 40:1 forward stock split on March 22, 2011.

On March 1, 2012 the Company issued 750,000 common shares for the purpose of compensating directors at a value of $0.035, and 925,926 shares for consulting services provided at a value of $0.027.

On March 8, 2012 and April 24, 2012 the Company issued 333,333 shares at a value of $0.045 and 375,000 shares at a value of $0.02, respectively, for consulting services rendered.

On May 25, 2012 and November 2, 2012 the Company issued 4,347,826 shares and 15,714,286 shares, respectively, to Asher Enterprises for the partial conversions of a convertible note payable.

All share information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from these actions.

NOTE 9 – COMMITMENTS

In April 2011, the Company entered into an office lease agreement for a period of twenty four (24) months at a rate of $1,950 per month.  A security deposit of $1,950 was paid upon executing the lease.  However, lease payments ceased in May 2012, when the lease was terminated with the only penalty being the forfeiture of the $1,950 security deposit.  Rent expense was $10,206 and $18,330 for the year ended December 31, 2012 and 2011.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 10 – RELATED PARTY TRANSACTIONS

In 2011, the Company’s former President was advanced $63,851 which has been reflected as compensation in the accompanying statement of operations for the year ended December 31, 2011.

During the year ended December 31, 2011, several board members and shareholders loaned the company money to help fund operations.  The loans are all secured by the Company’s common stock, bear 8% interest and are due during the year ended December 31, 2011. Total interest expense on the related party loans was $4,479 for the year ended December 31, 2012.

NOTE 11 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has not yet realized significant revenues from operations, recognized a significant loss in 2012 and is in need of working capital in order to grow its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placements of common stock and by obtaining extended payment terms from certain vendors.

NOTE 12 – INCOME TAXES

As of December 31, 2012 and 2011 the Company had net operating loss carry-forwards of approximately $700,012 and $359,243 respectively, which will expire beginning in 2030.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2012	2011
Net Operating Loss	$(535,290)	$(358,844)
Benefit for income taxes computed using the statutory rate of 34%	182,000	122,007
Permanent Differences	(66,139)	-
Change in valuation allowance	(115,861)	(122,007)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Total deferred tax assets	$238,004	$122,143
Valuation allowance	(238,004)	(122,143)
	$-	$-

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 13 – SUBSEQUENT EVENTS

On February 12, 2013, the Company announced that it had signed a definitive agreement to acquire 100% of the equity interest in Ohio-based Carmela's Pizzeria.  Carmela's presently has three Dayton, Ohio area locations offering authentic New York style pizza.  In addition, Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores.  Details of the transaction call for all of the equity interests in Carmela's to be acquired by a newly created wholly-owned operating subsidiary of Greenfield in exchange for shares of Greenfield common stock and warrants. Closing of this transaction is subject to, among other things, final due diligence by the parties, completion of audited financial statements, preparation of schedules to the definitive agreement, and any final board of director and/or stockholder approvals as necessary.

On March 12, 2013, the Company announced that it is beginning a new licensing program for its "Greenfield Farms Grassfed Beef" trademark, which the Company believes will allow it to expand its business and enhance its market and brand presence.  With this program, the Company will phase away from its traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding its brand presence with capable cattle producers and marketers.  The Company also believes that the trademark licensing concept allows for more rapid market penetration with minimal risk and the ability to more easily ascertain assumed returns.  Greenfield also announced that is has signed its first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive.  The management of Hill Meadow Foods is headed by former Greenfield Chief Executive Officer, Mr. Larry Moore.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that there are no further material subsequent events to disclose in these financial statements other than the events described above.