Form 10-Q
period 2013-03-31
Greenfield Farms Food, Inc.
filed 2013-05-20
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended MARCH 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-157281

GREENFIELD FARMS FOOD, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	26-2909561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2840 Highway 95 Alt. S, Suite 7
Silver Springs, NV 89429
(Address of principal executive offices) (Zip code)

(704) 619-3738
(Registrant's telephone number including area code)

____________________________________
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

Number of shares of common stock outstanding at May 1, 2013: 524,100,181

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$100	$97
Deferred charges	1,447	1,562
Total Current Assets	1,547	1,659

Property and equipment, net	2,543	15,894

Other Assets
Security deposits	303	303

Total Assets	$4,393	$17,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	$122,985	$91,680
Accrued interest	6,732	5,744
Accrued interest – related parties	7,605	6,007
Accrued interest – convertible notes payable	20,072	18,605
Derivative liability	88,513	214,807
Notes payable	50,000	51,600
Notes payable – related parties	81,100	81,000
Convertible notes payable, net of debt discount	121,732	127,556

Total Liabilities	498,739	596,999

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible
shares issued and outstanding	97	97
Common stock, par value $.001
950,000,000 shares authorized;
438,068,808 and 345,494,891 shares issued and outstanding, respectively	438,068	345,495
Additional paid-in capital	45,553	(30,201)
Accumulated deficit	(978,064)	(894,534)

Total Stockholders' Deficit	(494,346)	(579,143)

Total Liabilities and Stockholders’ Deficit	$4,393	$17,856

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Gross Revenues	$-	$-
Cost of Goods Sold	-	5,993

Gross (Loss) Profit	-	(5,993)

Operating Expenses
Professional fees	12,199	2,830
Rent	-	6,150
Wages and taxes	-	49,050
Consulting	-	1,375
Advertising	398	-
Equipment rental	-	4,736
Insurance	-	754
Telephone and utilities	-	2,664
Depreciation	368	1,717
General and administrative	23,818	1,046
Loss on sale of equipment	12,984	10,845
Total Operating Expenses	49,767	81,167

Loss From Operations	(49,767)	(87,160)

Other Expenses
Interest expense	6,119	3,490
Change in Derivative Liability	(85,150)	-
Loss on Conversion of Debt	105,227	-
Amortization expense on discount of debt	7,567	-
Total Other Expenses	33,763	3,490

Loss Before Income Taxes	(83,530)	(90,650)

Provision for Income Taxes	-	-

Net Loss	$(83,530)	$(90,650)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	380,455,830	323,048,520
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF MARCH 31, 2013 (Unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	capital	deficit	deficit

Balance at December 31, 2012	96,623	$97	345,494,891	$345,495	(30,201)	$(894,534)	$(579,143)

January through March 2013, issuance of common
stock to convertible noteholders	-	-	92,573,917	92,573	75,754	-	168,327

Net loss	-	-	-	-	-	(83,530)	(83,530)

Balance at March 31, 2013	96,623	$97	438,068,808	$438,068	$45,553	$(978,064)	$(494,346)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net loss for the period	$(83,530)	$(90,650)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	368	1,717
Loss on sale of equipment	12,983	10,845
Amoritization of discount on debt	7,567	-
Change in Derivative Liability	(85,150)	-
Loss on Conversion of Debt	105,228	-
Changes in Assets and Liabilities
(Increase) decrease in deferred offering costs	115	-
Increase in accounts payable	31,304	100
Increase in accrued wages and taxes	-	34,930
Increase in accrued interest	988	998
Increase in accrued interest – related parties	1,598	630
Increase in accrued interest – convertible notes payable	3,467	1,862
Net Cash used in Operating Activities	(5,062)	(39,568)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(535)
Proceeds from sale of equipment	-	-
Cash received in merger	-	8,500
Net Cash Provided by (Used in) Investing Activities	-	7,965

Cash Flows from Financing Activities:
Proceeds from notes payable	6,000	-
Proceeds from notes payable - related parties	-	800
Payments on notes payable - related parties	-	-
Payments on notes payable	(935)	-
Proceeds from convertible notes payable		27,500
Proceeds from the sale of common stock		-
Contributed Capital	-	-
Net Cash Provided by Financing Activities	5,065	28,300

Net Increase (Decrease) in Cash and Cash Equivalents	3	(3,303)
Cash and Cash Equivalents – Beginning	97	4,454
Cash at End of Period	$100	$1,151

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Accrued Interest	(2,000)	-
Convertible Notes	(61,100)	-
Common stock	63,100	-
Derivative Liability	(41,144)	-
Debt Discount Liability	41,144	-
	-	-

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2012. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2013. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of March 31, 2013 and December 31, 2012, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Grassfed Beef, Inc. (the "Company"), now known as Greenfield Farms Food, Inc., was incorporated under the laws of the State of North Carolina on December 30, 2010. The Company is a consumer and wholesale driven producer of grassfed beef. The company has USDA-FSIS approval to market and label its product as “Grassfed Beef”. The company has distributed product on a very limited basis to Lowes Foods Stores which has approximately 100 locations throughout North and South Carolina. We are a newly created company with very limited resources and as a result, our deliveries of grassfed beef in 2012 were also very limited. We are hopeful that our change in business plan through a new licensing program announced in the first quarter of 2013 will allow us to expand our business and enhance our market and brand presence. With this program, the Company will phase away from our traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding our brand presence with capable cattle producers and marketers. The Company also believes that the trademark licensing concept will allow for more rapid market penetration with minimal risk and the ability to more easily ascertain assumed returns. In the first quarter of 2013 we signed our first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive. The management of Hill Meadow Foods is headed by former Greenfield Chief Executive Officer, Mr. Larry Moore. We believe this time will allow us to properly develop the parameters of the licensing program as well as explore other business opportunities, including our potential acquisition of Carmelo's Pizzerias announced in the first quarter of 2013.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold. This give effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of March 31, 2013 no conversion has taken place.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month period ended March 31, 2013.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2013, the Company has not issued any stock-based payments to its employees.

Accounting Pronouncements
No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTE PAYABLE

On July 26, 2011, the Company issued a promissory note for $50,000. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $986 for the quarter ended March 31 2013.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2011, several board members and shareholders loaned the company money to help fund operations. The loans outstanding total $31,000 are all secured by the Company’s common stock, bear 8% interest and were due during the year ended December 31, 2011.

In 2012, the Company issued a promissory note for $50,000 to a former officer. The Note is secured by the Company’s stock and bears 8% interest. All other debts have been settled with the former owner.

In September 2012, an officer and shareholder loaned $100 to the Company. The loan is unsecured, bears 8% interest and is due on demand.

Total interest expense on the related party loans was $1,600 for the quarter ended March 31, 2013.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In September and November 2011, the Company borrowed $50,000 and $32,500 respectively, from Asher Enterprises, Inc. The convertible promissory notes accrue interest at the rate of 8% per annum. They were due on September 7, 2012 and November 16, 2012, respectively. These notes are convertible by the holder after 180 days at 45% of the average of the lowest three closing bid prices in the ten trading day period before the conversion. The November 2011 note is currently in default.

During the three month period ended March 31, 2013 Asher Enterprises issued notices of conversion to convert the principal balance remaining of $31,200 along with $2,000 in interest payable on the September 2011 note for 47,269,842 shares at a price of $0.0007 per share. The remaining balance of the note after the conversions was $-0-. A $58,354 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the point of conversion.

During the three month period ended March 31, 2013 Asher Enterprises issued notices of conversion to convert $29,900 on the November 2011 note for 45,304,075 shares at a price of $0.0007 per share. The remaining balance of the note after the conversions was $2,600. A $46,873 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the point of conversion.

On February 13, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $27,500 with an interest rate of 8% per annum due on November 13, 2012. The note was convertible by the holder after 180 days at 45% of the average of the lowest three closing bid prices in the ten trading day period before the conversion. The note is currently in default.

On June 15, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $83,500 with an interest rate of 8% per annum that is due on March 9, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the sixty trading days before the conversion.

On August 13, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $20,000 with an interest rate of 8% per annum due on August 3, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the thirty trading days before the conversion. The note was not yet convertible as of December 31, 2012.

On August 21, 2012, the Company issued a convertible promissory note in the amount of $1,500. The note is unsecured, due on demand and bears interest at 8% per annum. The note is convertible into shares of common stock at the market price. During the quarter ended March 31, 2013, $935 was repaid on this note leaving a balance due of $565.

On February 19, 2013, the Company issued a convertible promissory note to CareBourn Partners in the principal amount of $6,000 with an interest rate of 8% per annum due on December 19, 2013. The note is convertible by the holder at any time at 35% of the average of the three lowest trading prices in the ten trading days before the conversion.

Total interest expense on these notes was $3,533 for the quarter ended March 31, 2013.

NOTE 8 – DERIVATIVE LIABILITY

The Company has determined that the conversion features of the Asher and CareBourn Notes represent an embedded derivative since the notes are convertible into a variable number of shares upon conversion. Accordingly, they are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the notes. Such discount will be accreted from the commencing date of conversion period to the maturity date of the notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet.

The beneficial conversion feature included in notes currently convertible and not in default resulted in initial debt discounts of $26,000 and an initial loss on the valuation of the derivative liabilities of $65,224 based on the initial fair value of the derivative liabilities of $91,224. The fair value of the embedded derivative liabilities were calculated at the conversion commencing dates utilizing the following assumptions:

Note date	August 13, 2012	February 19, 2013
Note amount	$20,000	$6,000
Stock price at convertible date	$0.002	$0.0025
Expected life (years)	.48	.83
Risk free interest rate	.12%	.15%
Volatility	342.62%	312.35%
Initial derivative value	$73,036	$18,188

At March 31, 2013, only one Asher note and the CareBourn note remained convertible and not in default. All convertible notes in default no longer were valued for the derivative liability and a loss on the conversion of stock will be recorded at the time of any future conversion. The fair value of the embedded derivative liability was calculated at March 31, 2013 utilizing the following assumptions:

Note date	August 13, 2012	February 19, 2013
Note amount	$20,000	$6,000
Stock price at convertible date	$0.0014	$0.0014
Expected life (years)	.34	.72
Risk free interest rate	.11%	.15%
Volatility	338.05%	314.41%
Derivative value	$68,630	$19,882

NOTE 9 – COMMON STOCK

The authorized capital of the Company is 950,000,000 common shares with a par value of $0.001 per share of which the Company has issued 438,068,808 shares. The Company has also authorized 50,000,000 shares of preferred stock par value $0.001 and authorized up to 100,000 shares of a Series A Convertible Preferred Stock of which 96,623 are currently issued and outstanding.

NOTE 10 – SUBSEQUENT EVENTS

During the period from April 1, 2013 to May 1, 2013, an additional $33,900 in principal and interest on the Asher notes has been converted into 86,031,373shares of our common stock at $0.0004 per share.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Overview

Greenfield is a consumer and wholesale driven producer of grassfed beef. The company has USDA-FSIS approval to market and label its product as “Grassfed Beef”. The company has distributed product on a very limited basis to Lowes Foods Stores which has approximately 100 locations throughout North and South Carolina. We are a newly created company with very limited resources and as a result, our deliveries of grassfed beef in 2012 were also very limited. We are hopeful that our change in business plan through a new licensing program announced in the first quarter of 2013 will allow us to expand our business and enhance our market and brand presence. With this program, the Company will phase away from our traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding our brand presence with capable cattle producers and marketers. The Company also believes that the trademark licensing concept will allow for more rapid market penetration with minimal risk and the ability to more easily ascertain assumed returns. In the first quarter of 2013 we signed our first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive. We believe this time will allow us to properly develop the parameters of the licensing program as well as explore other business opportunities, including our potential acquisition of Carmela's Pizzerias announced in the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $83,530 for the three months ended March 31, 2013. During the three months ended March 31, 2013, we had cash flow used by operations of $5,062, net cash provided by investing activities of $0, and cash flows provided by financing activities of $5,065. At the end of the three month period ending March 31, 2013, our cash balance was $100.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $5,062 which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $(85,150) and loss on conversion of debt of $105,228. Other non-cash adjustments included loss on sale of equipment of $12,983 from the transfer of a GMC truck to our former president for services. The adjustments to reconcile the net loss to net cash for the period ended March 31, 2013 included depreciation expense of $368 and amortization of discount on debt of $7,567 from our convertible notes. Accounts payable increased by $31,304.

CASH FLOWS FROM FINANCING ACTIVITIES. For the three months ended March 31, 2013, cash flows from financing activities were $5,065, which consisted of proceeds from issuance of convertible notes payable of $6,000 that was offset by $935 for payments made on convertible notes.

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

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2013 as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable or non-dilutive to us or our existing shareholders. We anticipate we will be required to issue additional promissory notes convertible into shares of our common stock at significant discounts to market prices that would result in significant dilution to our current stockholders.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2013.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

Three month period ended March 31, 2013 versus March 31, 2012

Operating Expenses

The Company recorded losses before income taxes of $83,530 for the three months ended March 31, 2013. We had no revenue or cost of goods sold for the three months ended March 31, 2013. For the three months ended March 31, 2013 total operating expenses were $49,767 including general and administrative expenses of $23,818 and loss on sale of equipment of $12,984.

For the three month period ended March 31, 2012, the Company recorded losses before income taxes of $90,650 with no revenue and cost of goods sold of $5,993 for a loss before operating expenses of $5,993. Total operating expenses were $81,167 for the three month period ended March 31, 2012 including general and administrative expenses of $1,046. The Company experienced significant decreases in wages and taxes in the 2013 period versus the 2012 period as the Company's operations were limited and we no longer had employees. We did accrue $22,500 in management fees payable to our president, Henry Fong that is included in general and administrative expense.

Other Expenses

The company incurred other expenses of $33,763 for the three months ended March 31, 2013 that was derived primarily from changes in derivative liability of $(85,150) that was offset by loss on conversion of debt of $105,227 and amortization expense on discount of debt of $7,567 all related to the Company's outstanding convertible notes. There was no similar expense in the three month period ended March 31, 2012 as the Company had no outstanding derivative liabilities during that period. Interest expense was $6,119 for the three months ended March 31, 2013 versus $3,490 for the three months ended March 31, 2012.

Net Loss

The net loss for the three months ended March 31, 2013 was $83,530 as compared to net loss of $90,650 for the three months ended March 31, 2012. Our net loss decreased primarily from a decrease in operating costs as we move toward a license fee based business model.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of March 31, 2013, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2013, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Greenfield Farms Food, Inc.

Date: May 20, 2013	By:	/s/ Henry Fong
Henry Fong Principal Executive Officer and Principal Financial Officer