Form 10-Q
period 2013-06-30
Greenfield Farms Food, Inc.
filed 2013-08-14
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

__________________________________
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

Number of shares of common stock outstanding at August 1, 2013: 949,839,719

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$70	$97
Prepaid expense	5,750	-
Deferred charges	5,253	1,562
Total Current Assets	11,073	1,659

Property and equipment, net	2,175	15,894

Other Assets
Security deposits	303	303

Total Assets	$13,551	$17,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	$73,696	$91,680
Accrued interest	7,726	5,744
Accrued interest – related parties	8,383	6,007
Accrued interest – convertible notes payable	19,638	18,605
Derivative liability	107,809	214,807
Notes payable	50,000	51,600
Notes payable – related parties	31,100	81,000
Convertible notes payable, net of debt discount	207,532	127,556

Total Liabilities	505,884	596,999

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible
shares issued and outstanding	97	97
Common stock, par value $.001
950,000,000 shares authorized;
867,307,252 and 345,494,891 shares issued and outstanding, respectively	867,307	345,495
Additional paid-in capital	(66,648)	(30,201)
Accumulated deficit	(1,293,088)	(894,534)

Total Stockholders' Deficit	(492,332)	(579,143)

Total Liabilities and Stockholders’ Deficit	$13,551	$17,856

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Gross Revenues	$-	$6,921	$-	$6,921
Cost of Goods Sold	-	8,930	-	14,923

Gross (Loss) Profit	-	(2,009)	-	(8,002)

Operating Expenses
Professional fees	19,751	13,861	31,950	16,691
Rent	-	2,400	-	8,550
Wages and taxes	-	32,700	-	81,750
Consulting	-	-	-	1,375
Advertising	199	-	597	-
Equipment rental	-	250	-	4,986
Insurance	-	-	-	754
Telephone and utilities	-	1,282	-	3,946
Depreciation	369	1,352	737	3,069
General and administrative	33,636	11,451	57,454	12,497
Loss on sale of equipment	-	-	12,983	10,845
Total Operating Expenses	53,955	63,296	103,721	144,463

Loss From Operations	(53,955)	(65,305)	(103,721)	(152,465)

Other Expenses
Interest expense	6,137	3,975	12,255	7,465
Derivative expense	-	231,653	-	231,653
Change in Derivative Liability	4,296	279,303	(80,854)	279,303
Loss on Conversion of Debt	233,839	-	339,066	35,833
Amortization expense on discount of debt	16,800	35,833	24,367	-
Total Other Expenses	261,071	550,764	294,834	554,254

Loss Before Income Taxes	(315,025)	(616,069)	(398,554)	(706,719)

Provision for Income Taxes	-	-	-	-

Net Loss	$(315,025)	$(616,069)	$(398,554)	$(706,719)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	585,560,619	323,048,520	442,972,950	323,048,520
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF JUNE 30, 2013 (Unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	capital	deficit	deficit

Balance at December 31, 2012	96,623	$97	345,494,891	$345,495	(30,201)	$(894,534)	$(579,143)

January through June 2013, issuance of common
stock to convertible noteholders	-	-	521,812,361	521,812	(36,447)	-	485,365

Net loss	-	-	-	-	-	(398,554)	(398,554)

Balance at June 30, 2013	96,623	$97	867,307,252	$867,307	$(66,648)	$(1,293,088)	$(492,332)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss for the period	$(398,554)	$(90,650)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	737	1,717
Loss on sale of equipment	12,983	10,845
Amoritization of discount on debt	24,367	-
Change in Derivative Liability	(80,854)	-
Loss on Conversion of Debt	339,066	-
Changes in Assets and Liabilities
(Increase) decrease in deferred offering costs	(3,691)	-
(Increase) in prepaid expense	(5,750)	-
(Decrease) increase in accounts payable	15	100
Increase in accrued wages and taxes	-	34,930
Increase in accrued interest	1,982	998
Increase in accrued interest – related parties	2,376	630
Increase in accrued interest – convertible notes payable	7,833	1,862
Net Cash used in Operating Activities	(99,492)	(39,568)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(535)
Proceeds from sale of equipment	-	-
Cash received in merger	-	8,500
Net Cash Provided by (Used in) Investing Activities	-	7,965

Cash Flows from Financing Activities:
Proceeds from notes payable	-	-
Proceeds from notes payable - related parties	-	800
Payments on notes payable - related parties	(50,000)	-
Payments on notes payable	(935)	-
Proceeds from convertible notes payable	150,400	27,500
Proceeds from the sale of common stock	-	-
Contributed Capital	-	-
Net Cash Provided by Financing Activities	99,465	28,300

Net Increase (Decrease) in Cash and Cash Equivalents	(27)	(3,303)
Cash and Cash Equivalents – Beginning	97	4,454
Cash at End of Period	$70	$1,151

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Accrued Interest	(6,800)	-
Convertible Notes	(139,500)	-
Common stock	146,300	-
Accounts payable	(18,000)	-
Convertible Notes	18,000	-
	-	-

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three and six month periods ended June 30, 2013. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of June 30, 2013 and December 31, 2012, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Food, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 2, 2008. The Company is a consumer and wholesale driven producer of grassfed beef. The company has USDA-FSIS approval to market and label its product as “Grassfed Beef”. The company has distributed product on a very limited basis to Lowes Foods Stores with outlets in North and South Carolina. We are a newly created company with very limited resources and as a result, our deliveries of grassfed beef in 2012 were also very limited. We are hopeful that our change in business plan through a new licensing program announced in the first quarter of 2013 will allow us to expand our business and enhance our market and brand presence. With this program, the Company will phase away from our traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding our brand presence with capable cattle producers and marketers. The Company also believes that the trademark licensing concept will allow for more rapid market penetration with minimal risk and the ability to more easily ascertain assumed returns. In the first quarter of 2013 we signed our first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive. The management of Hill Meadow Foods is headed by former Greenfield Chief Executive Officer, Mr. Larry Moore. We believe this time will allow us to properly develop the parameters of the licensing program as well as explore other business opportunities, including our potential acquisition of Carmelo's Pizzerias announced in the first quarter of 2013.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold. This give effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of June 30, 2013 no conversion has taken place.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $597 during the six month period ended June 30, 2013.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2013, the Company has not issued any stock-based payments to its employees.

Accounting Pronouncements
No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTE PAYABLE

On July 26, 2011, the Company issued a promissory note for $50,000. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $1,982 for the six months ended June 30, 2013.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2011, several board members and shareholders loaned the company money to help fund operations. The loans outstanding total $31,000 are all secured by the Company’s common stock, bear 8% interest and were due during the year ended December 31, 2011.

In 2012, the Company issued a promissory note for $50,000 to a former officer. The Note is secured by the Company’s stock and bears 8% interest. All other debts have been settled with the former owner. The principal on this note was paid during the quarter ended June 30, 2013.

In September 2012, an officer and shareholder loaned $100 to the Company. The loan is unsecured, bears 8% interest and is due on demand.

Total interest expense on the related party loans was $2,376 for the six months ended June 30, 2013.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In September and November 2011, the Company borrowed $50,000 and $32,500 respectively, from Asher Enterprises, Inc. The convertible promissory notes accrue interest at the rate of 8% per annum. They were due on September 7, 2012 and November 16, 2012, respectively. These notes were convertible by the holder after 180 days at 45% of the average of the lowest three closing bid prices in the ten trading day period before the conversion.

During the three month period ended March 31, 2013 Asher Enterprises issued notices of conversion to convert the principal balance remaining of $31,200 along with $2,000 in interest payable on the September 2011 note for 47,269,842 shares at a price of $0.0007 per share. The remaining balance of the note after the conversions was $-0-. A $58,354 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

During the six month period ended June 30, 2013 Asher Enterprises issued notices of conversion to convert $32,500 in principal and $2,600 in interest on the November 2011 note for 55,704,075 shares at a price of $0.0006 per share. The remaining balance of the note after the conversions was $-0-. A $58,833 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On February 13, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $27,500 with an interest rate of 8% per annum due on November 13, 2012. The note was convertible by the holder after 180 days at 45% of the average of the lowest three closing bid prices in the ten trading day period before the conversion. The note is currently in default.

During the six month period ended June 30, 2013 Asher Enterprises issued notices of conversion to convert $27,500 in principal and $2,200 in interest on the February 2012 note for 79,798,040 shares at a price of $0.0003 per share. The remaining balance of the note after the conversions was $-0-. A $46,895 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On June 15, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $83,500 with an interest rate of 8% per annum that is due on March 9, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the sixty trading days before the conversion. This note is currently in default.

During the six month period ended June 30, 2013 Asher Enterprises issued notices of conversion to convert $48,300 in on the June 2012 note for 339,040.404 shares at a price of $0.00013 per share. The remaining balance of the note after the conversions was $35,200. A $174,983 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On August 13, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $20,000 with an interest rate of 8% per annum due on August 3, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the thirty trading days before the conversion.

On January 28, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $53,000 with an interest rate of 8% per annum due on October 30, 2013. The note is convertible by the holder after 180 days at 40% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of June 30, 2013.

On February 12, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $15,500 with an interest rate of 8% per annum due on November 15, 2013. The note is convertible by the holder after 180 days at 40% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of June 30, 2013.

On May 9, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on February 13, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of June 30, 2013.

On June 17, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $7,500 with an interest rate of 8% per annum due on March 19, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of June 30, 2013.

On August 21, 2012, the Company issued a convertible promissory note in the amount of $1,500. The note is unsecured, due on demand and bears interest at 8% per annum. The note is convertible into shares of common stock at the market price. During the quarter ended March 31, 2013, $935 was repaid on this note and during the six month period ended June 30, 2013 an additional $20,900 was loaned for a total principal balance due of $21,465 at June 30, 2013.

On April 1, 2013, a total of $18,000 in debt payable to a third party was converted to an unsecured demand promissory note with an interest rate of 8% that is convertible to common stock at market. The entire principal balance of this note was outstanding at June 30, 2013.

On February 19, 2013, the Company issued a convertible promissory note to CareBourn Partners in the principal amount of $6,000 with an interest rate of 8% per annum due on December 19, 2013. The note is convertible by the holder at any time at 35% of the average of the three lowest trading prices in the ten trading days before the conversion. On May 3, 2013, the Company issued another convertible promissory note in the principal amount of $15,000 with an interest rate of 8% per annum due on November 3, 2013. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. Both of these notes totaling $21,000 was outstanding at June 30, 2013.

Total interest expense on these notes was $7,833 for the six months ended June 30, 2013.

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

The beneficial conversion feature included in notes currently convertible and not in default resulted in initial debt discounts of $41,000 and an initial loss on the valuation of the derivative liabilities of $84,438 based on the initial fair value of the derivative liabilities of $125,438. The fair value of the embedded derivative liabilities were calculated at the conversion commencing dates utilizing the following assumptions:

Note date	August 13, 2012	February 19, 2013	May 3, 2013
Note amount	$20,000	$6,000	$21,000
Stock price at convertible date	$0.002	$0.0025	$0.0007
Expected life (years)	.48	.83	.5
Risk free interest rate	.12%	.15%	.08%
Volatility	342.62%	312.35%	272.39%
Initial derivative value	$73,036	$18,188	$34,214

At June 30, 2013, only one Asher note and the CareBourn notes remained convertible and not in default. All convertible notes in default were no longer valued for the derivative liability and a loss on the conversion of stock will be recorded at the time of any future conversions. The fair value of the embedded derivative liability was calculated at June 30, 2013 utilizing the following assumptions:

Note date	August 13, 2012	February 19, 2013	May 3, 2013
Note amount	$20,000	$6,000	$21,000
Stock price at convertible date	$0.0003	$0.0003	$0.0003
Expected life (years)	.09	.47	.35
Risk free interest rate	.06%	.16%	.08%
Volatility	521.66%	255.13%	168.91%
Derivative value	$71,037	$15,598	$21,174

NOTE 9 – COMMON STOCK

The authorized capital of the Company is 950,000,000 common shares with a par value of $0.001 per share of which the Company has issued 521,812,361 shares as of June 30, 2013. The Company has also authorized 50,000,000 shares of preferred stock par value $0.001 and authorized up to 100,000 shares of a Series A Convertible Preferred Stock of which 96,623 were issued and outstanding at June 30, 2013.

NOTE 10 – SUBSEQUENT EVENTS

During the period from July 1, 2013 to August 1, 2013, an additional $8,250 in principal and interest on the Asher notes has been converted into 82,532,467 shares of our common stock at $0.0001 per share.

On July 15, 2013, the board of directors authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock was issued on the conversion of debt payable by the Company, including $40,000 to the Company's President, Henry Fong. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Overview

Greenfield is a consumer and wholesale driven producer of grassfed beef. The company has USDA-FSIS approval to market and label its product as “Grassfed Beef”. The company has distributed product on a very limited basis to Lowes Foods Stores with locations throughout North and South Carolina. We are a newly created company with very limited resources and as a result, our deliveries of grassfed beef in 2012 were also very limited. We are hopeful that our change in business plan through a new licensing program announced in the first quarter of 2013 will allow us to expand our business and enhance our market and brand presence. With this program, the Company will phase away from our traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding our brand presence with capable cattle producers and marketers. The Company also believes that the trademark licensing concept will allow for more rapid market penetration with minimal risk and the ability to more easily ascertain assumed returns. In the first quarter of 2013 we signed our first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive. We believe this time will allow us to properly develop the parameters of the licensing program as well as explore other business opportunities, including our potential acquisition of Carmela's Pizzerias announced in the first quarter of 2013, which has not yet been consummated.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $398,554 for the six months ended June 30, 2013. During the six months ended June 30, 2013, we had cash flow used by operations of $99,492, net cash provided by investing activities of $0, and cash flows provided by financing activities of $99,465. At the end of the six month period ended June 30, 2013, our cash balance was $70.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $99,492 which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $(80,854), amortization of discount on debt of $24,367 and loss on conversion of debt of $339,066, all related to our convertible notes outstanding. Other non-cash adjustments included loss on sale of equipment of $12,983 from the transfer of a GMC truck to our former president for services and depreciation expense of $368. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the period ended June 30, 2013 included an increase in deferred offering costs related to issued convertible notes of $3,691, an increase in prepaid expense of $5,750 and an overall increase of $12,190 in accrued interest on our outstanding promissory notes. Accounts payable increased by $15.

CASH FLOWS FROM FINANCING ACTIVITIES. For the six months ended June 30, 2013, cash flows from financing activities was $99,465, which consisted of proceeds from issuance of convertible notes payable of $150,400 that was offset by $935 for payments made on convertible notes and a payment of $50,000 on notes payable to our former president.

INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. As we expect that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. This will most likely include further convertible notes and other security instruments that will incur substantial dilution to our current stockholders.

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

RESULTS OF OPERATIONS.

Six month period ended June 30, 2013 versus June 30, 2012

Operating Expenses

The Company recorded losses before income taxes of $398,554 for the six months ended June 30, 2013. We had no revenue or cost of goods sold for the six months ended June 30, 2013. For the six months ended June 30, 2013 total operating expenses were $103,721 including general and administrative expenses of $57,454, professional fees of $31,950 and loss on sale of equipment of $12,983.

For the six month period ended June 30, 2012, the Company recorded losses before income taxes of $706,719 with revenue of $6,921 and cost of goods sold of $14,923 for a loss before operating expenses of $8,002. Total operating expenses were $144,463 for the six month period ended June 30, 2012 including general and administrative expenses of $12,497, professional fees of $16,691, and wages and taxes of $81,750 while the Company was in full production mode. The Company experienced significant decreases in wages and taxes in the 2013 period versus the 2012 period as the Company's operations were limited and we no longer had employees. We did accrue $45,000 in management fees payable to our president, Henry Fong in the 2013 period that is included in general and administrative expense.

Other Expenses

The company incurred other expenses of $294,834 for the six months ended June 30, 2013 that was derived primarily from loss on conversion of debt of $339,066 and amortization expense on discount of debt of $24,367 that was partially offset by changes in derivative liability of $(80,854); all related to the Company's outstanding convertible notes. The Company recorded derivative expense of $231,653 and change in derivative liability of $279,303 in the six month period ended June 30, 2012 as the Company added several convertible note derivative liabilities during that period. Interest expense was $12,255 for the six months ended June 30, 2013 versus $7,465 for the six months ended June 30, 2012 and increased due to higher loan balances.

Net Loss

The net loss for the six months ended June 30, 2013 was $398,554 as compared to net loss of $706,719 for the six months ended June 30, 2012. The net loss decreased in the 2013 period primarily from a decrease in derivative liability costs due to fewer notes becoming convertible during the 2013 period. It is anticipated the Company will incur increased derivative liability costs in the second half of 2013 as more of its issued convertible notes enter their eligible conversion period.

Three month period ended June 30, 2013 versus June 30, 2012

Operating Expenses

The Company recorded losses before income taxes of $315,025 for the three months ended June 30, 2013. We had no revenue or cost of goods sold for the period. For the three months ended June 30, 2013 total operating expenses were $53,955 including general and administrative expenses of $33,636 and professional fees of $19,751.

For the three month period ended June 30, 2012, the Company recorded losses before income taxes of $616,069 with revenue of $6,921 and cost of goods sold of $8,930 for a loss before operating expenses of $2,009. Total operating expenses were $63,296 for the three month period ended June 30, 2012 including general and administrative expenses of $11,451, professional fees of $13,861 and wages and taxes of $32,700. The Company experienced significant decreases in wages and taxes in the 2013 period versus the 2012 period as the Company's operations were limited and we no longer had employees. We did accrue $22,500 in management fees payable to our president, Henry Fong that is included in general and administrative expense in the 2013 period.

Other Expenses

The company incurred other expenses of $261,071 for the three months ended June 30, 2013 that was derived primarily from changes in derivative liability of $4,296, loss on conversion of debt of $233,839 and amortization expense on discount of debt of $16,800 all related to the Company's outstanding convertible notes. The expense in the three month period ended June 30, 2012 was $231,653 for derivative expense and $379,303 for change in derivative liability with $35,833 in amortization of expense on discount of debt from derivative liabilities that became convertible during that period. Interest expense was $6,137 for the three months ended June 30, 2013 versus $3,975 for the three months ended June 30, 2012 due to higher outstanding notes in 2013.

Net Loss

The net loss for the three months ended June 30, 2013 was $315,025 as compared to net loss of $616,069 for the three months ended June 30, 2012. As for the six month period, the net loss decreased in the 2013 period primarily from a decrease in derivative liability costs due to fewer notes becoming convertible during the 2013 period. It is anticipated the Company will incur increased derivative liability costs in the second half of 2013 as more of its issued convertible notes enter their eligible conversion period.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of June 30, 2013, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2013, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were not effective as of the end of the period covered by the Report.

Due to our small size and limited financial resources, our chief executive officer is the only individual responsible for the accounting and financial reporting. As a result, there is limited segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash primarily in the hands of one individual. This limited segregation of duties represents a material weakness. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended June 30, 2013, we issued 429,238,444 shares of our common stock upon the conversion of convertible notes payable totaling $83,200 in principal and interest. In addition, we incurred $233,839 in losses on these conversions due to the difference in market and exercise prices on the dates of conversion for a total cost to the Company of $317,039 or $0.0007 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits:

3.1	Certificate of Designation of Series B Convertible Preferred Stock. Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Greenfield Farms Food, Inc.

Date: August 14, 2013	By:	/s/ Henry Fong
Henry Fong Principal Executive Officer and Principal Financial Officer