Form 10-Q
period 2013-09-30
Greenfield Farms Food, Inc.
filed 2013-11-19
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-157281

GREENFIELD FARMS FOOD, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	26-2909561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street – Suite 400
West Palm Beach, Florida 33401
(Address of principal executive offices) (Zip code)

(561) 514-9042
(Registrant's telephone number including area code)

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

Number of shares of common stock outstanding at October 30, 2013: 949,839,719

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$52	$97
Prepaid expense	4,150	-
Deferred charges	5,122	1,562
Total Current Assets	9,324	1,659

Property and equipment, net	1,806	15,894

Other Assets
Security deposits	303	303

Total Assets	$11,433	$17,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	$53,643	$91,680
Accrued interest	8,734	5,744
Accrued interest – related parties	9,011	6,007
Accrued interest – convertible notes payable	23,795	18,605
Derivative liability	28,500	214,807
Notes payable	50,000	51,600
Notes payable – related parties	31,200	81,000
Convertible notes payable, net of debt discount	235,687	127,556

Total Liabilities	440,570	596,999

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding (2013)	44	-
Common stock, par value $.001
950,000,000 shares authorized;
949,839,719 and 345,494,891 shares issued and outstanding, respectively	949,840	345,495
Additional paid-in capital	(72,212)	(30,201)
Accumulated deficit	(1,306,906)	(894,534)

Total Stockholders' Deficit	(429,137)	(579,143)

Total Liabilities and Stockholders’ Deficit	$11,433	$17,856

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Gross Revenues	$-	$7,318	$-	$14,239
Cost of Goods Sold	-	7,352	-	22,275

Gross (Loss) Profit	-	(34)	-	(8,036)

Operating Expenses
Professional fees	12,600	8,565	44,550	25,256
Rent	-	(294)	-	8,256
Wages and taxes	22,500	-	67,500	81,750
Consulting	-	-	-	1,375
Advertising	1,126	-	1,723	-
Equipment rental	-	828	-	5,814
Insurance	-	-	-	754
Telephone and utilities	-	-	-	3,946
Depreciation	368	1,381	1,105	4,450
General and administrative	13,071	13,091	25,525	25,588
Loss on sale of equipment	-	-	12,983	10,845
Total Operating Expenses	49,665	23,571	153,386	168,034

Loss From Operations	(49,665)	(23,605)	(153,386)	(176,070)

Other Expenses (Income)
Interest expense	6,066	5,724	18,321	13,189
Derivative expense	-	27,619	-	259,272
Change in Derivative Liability	(79,309)	11,589	(160,163)	290,892
Loss on Conversion of Debt	24,763	-	363,829	-
Amortization expense on discount of debt	12,633	44,583	37,000	80,416
Total Other Expenses (Income)	(35,848)	89,515	258,986	643,769

Loss Before Income Taxes	(13,817)	(113,120)	(412,372)	(819,839)

Provision for Income Taxes	-	-	-	-

Net Loss	$(13,817)	$(113,120)	$(412,372)	$(819,839)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	949,839,719	323,048,520	541,062,483	323,048,520
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF SEPTEMBER 30, 2013 (Unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	capital	deficit	deficit

Balance at December 31, 2012	96,623	$97	345,494,891	$345,495	(30,201)	$(894,534)	$(579,143)

January through September 2013, issuance of common stock to convertible noteholders	-	-	604,344,828	604,345	(85,967)	-	518,378

January through September 2013, issuance of preferred stock on conversion of payables	44,000	44	-	-	43,956	-	44,000

Net loss	-	-	-	-	-	(412,372)	(412,372)

Balance at September 30, 2013	140,623	$141	949,839,719	$949,840	$(72,212)	$(1,306,906)	$(429,137)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net loss for the period	$(412,372)	$(819,839)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,105	4,450
Loss on sale of equipment	12,983	10,845
Amoritization of discount on debt	37,000	80,416
Change in Derivative Liability	(160,163)	290,892
Loss on Conversion of Debt	363,829	-
Derivative expense	-	259,272
Changes in Assets and Liabilities
(Increase) decrease in deferred offering costs	(3,560)	7,542
(Increase) in prepaid expense	(4,150)	182
Decrease in inventory	-	5,921
(Decrease) increase in accounts payable	19,963	13,753
Increase in other accrued liabilities	-	67,656
Increase in accrued interest	2,990	3,008
Increase in accrued interest – related parties	3,004	3,765
Increase in accrued interest – convertible notes payable	11,990	6,415
Net Cash used in Operating Activities	(127,381)	(65,722)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(535)
Proceeds from sale of equipment	-	-
Cash received in merger	-	8,500
Net Cash Provided by (Used in) Investing Activities	-	7,965

Cash Flows from Financing Activities:
Proceeds from notes payable	-	-
Proceeds from notes payable - related parties	100	800
Payments on notes payable - related parties	(50,000)	(78,400)
Payments on convertible notes payable	(5,664)	-
Proceeds from convertible notes payable	182,900	131,000
Proceeds from the sale of common stock	-	-
Contributed Capital	-	-
Net Cash Provided by Financing Activities	127,336	53,400

Net Increase (Decrease) in Cash and Cash Equivalents	(45)	(4,357)
Cash and Cash Equivalents – Beginning	97	4,454
Cash at End of Period	$52	$97

Supplemental Cash Flow Information:
Cash paid for interest	$337	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Accrued interest	$(6,800)	$-
Accrued wages and taxes	$-	$(200,005)
Convertible notes	$(143,500)	$-
Notes payable	$-	$50,000
Liability to related party	$-	$80,000
Forgiveness of shareholder debt recorded as contributed capital	$-	$100,658
Common stock	$146,300	$-
Preferred stock	$44,000	$-
Accounts payable	$(58,000)	$(30,653)
Convertible notes	$18,000	$-

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three and nine month periods ended September 30, 2013. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of September 30, 2013 and December 31, 2012, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Food, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 2, 2008. The Company is a consumer and wholesale driven producer of grassfed beef. The company has USDA-FSIS approval to market and label its product as “Grassfed Beef”. The company has distributed product on a very limited basis to Lowes Foods Stores with outlets in North and South Carolina. We are a newly created company with very limited resources and as a result, our deliveries of grassfed beef in 2012 were also very limited. We are hopeful that our change in business plan through a new licensing program announced in the first quarter of 2013 will allow us to expand our business and enhance our market and brand presence. With this program, the Company will phase away from our traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding our brand presence with capable cattle producers and marketers. The Company also believes that the trademark licensing concept will allow for more rapid market penetration with minimal risk and the ability to more easily ascertain assumed returns. In the first quarter of 2013 we signed our first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive. The management of Hill Meadow Foods is headed by former Greenfield Chief Executive Officer, Mr. Larry Moore. We believe this time will allow us to properly develop the parameters of the licensing program as well as explore other business opportunities, including our acquisition of Carmelo's Pizzerias that closed in October 2013.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $1,723 during the nine month period ended September 30, 2013.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2013, the Company has not issued any stock-based payments to its employees.

Accounting Pronouncements
No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTE PAYABLE

On July 26, 2011, the Company issued a promissory note for $50,000. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $2,993 for the nine months ended September 30, 2013.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2011, several board members and shareholders loaned the company money to help fund operations. The loans outstanding total $31,000 are all secured by the Company’s common stock, bear 8% interest and were due during the year ended December 31, 2011. Total interest expense on these notes was $2,995 for the nine months ended September 30, 2013.

In 2012, the Company issued a promissory note for $50,000 to a former officer. The Note is secured by the Company’s stock and bears 8% interest. All other debts have been settled with the former owner. The principal on this note was paid during the quarter ended June 30, 2013.

In September 2012, an officer and shareholder loaned $100 to the Company. An additional $100 was loaned during the quarter ended September 30, 2013. These loans are unsecured, bear 8% interest and are due on demand. Total interest expense on these notes was $7 for the nine months ended September 30, 2013.

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

During the nine month period ended September 30, 2013 Asher Enterprises issued notices of conversion to convert $56,550 in on the June 2012 note for 421,572,871 shares at a price of $0.00013 per share. The remaining balance of the note after the conversions was $26,950. A $199,746 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On August 13, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $20,000 with an interest rate of 8% per annum due on August 3, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the thirty trading days before the conversion.

On April 15, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $53,000 with an interest rate of 8% per annum due on October 30, 2013. The note is convertible by the holder after 180 days at 40% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of September 30, 2013.

On April 15, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $15,500 with an interest rate of 8% per annum due on November 15, 2013. The note is convertible by the holder after 180 days at 40% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of September 30, 2013.

On May 14, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on February 13, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of September 30, 2013.

On June 24, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $7,500 with an interest rate of 8% per annum due on March 19, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of September 30, 2013.

On September 19, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on June 12, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of September 30, 2013.

On August 21, 2012, the Company issued a convertible promissory note in the amount of $1,500. The note is unsecured, due on demand and bears interest at 8% per annum. The note is convertible into shares of common stock at the market price. During the nine month period ended September 30, 2013 an additional $20,900 was loaned and $5,664 was repaid on these notes. In addition, $4,000 of these notes were converted to 4,000 shares of our Series B preferred stock As a result of these transactions there was a total principal balance due of $12,736 at September 30, 2013.

On April 1, 2013, a total of $18,000 in debt payable to a third party was converted to an unsecured demand promissory note with an interest rate of 8% that is convertible to common stock at market. The entire principal balance of this note was outstanding at September 30, 2013.

On February 19, 2013, the Company issued a convertible promissory note to CareBourn Partners in the principal amount of $6,000 with an interest rate of 8% per annum due on December 19, 2013. The note is convertible by the holder at any time at 35% of the average of the three lowest trading prices in the ten trading days before the conversion. On May 3, 2013, the Company issued another convertible promissory note in the principal amount of $15,000 with an interest rate of 8% per annum due on November 3, 2013. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. Both of these notes totaling $21,000 was outstanding at September 30, 2013.

Total interest expense on these notes was $12,326 for the nine months ended September 30, 2013.

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

At September 30, 2013, only the CareBourn notes remained convertible and not in default. All convertible notes in default were no longer valued for the derivative liability and a loss on the conversion of stock will be recorded at the time of any future conversions. The fair value of the embedded derivative liability was calculated at September 30, 2013 utilizing the following assumptions:

Note date	February 19, 2013	May 3, 2013
Note amount	$6,000	$21,000
Stock price at convertible date	$0.0002	$0.0002
Remaining Expected life (years)	.22	.11
Risk free interest rate	.01%	.12%
Volatility	182.97%	206.75%
Derivative value	$12,000	$16,500

NOTE 9 – COMMON STOCK

The authorized capital of the Company is 950,000,000 common shares with a par value of $0.001 per share of which the Company issued 604,344,828 shares during the nine months ended September 30, 2013 upon conversion of $154,550 in convertible notes and interest payable.

NOTE 10 – PREFERRED STOCK

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold. This give effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of September 30, 2013 no conversion has taken place.

On July 15, 2013, the board of directors authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock was issued on the conversion of debt payable by the Company, including $40,000 to the Company's then Chief Financial Officer, Henry Fong. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders.

NOTE 11 – SUBSEQUENT EVENTS

Effective October 29, 2013, Greenfield Farms Food, Inc., (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) by and among COHP, LLC, an Ohio limited liability corporation (“COHP”); and Carmela’s Pizzeria CO, Inc., a Colorado corporation (“Carmela’s CO”), and its parent Greenfield Farms Food, Inc., a Nevada corporation (“Greenfield”) pursuant to which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela’s Pizzeria in exchange for 1,000 shares of the Company’s Series C Convertible Preferred Stock (“Series C”) and warrants. Carmela's Pizzeria presently has three Dayton, Ohio area locations offering authentic New York style pizza with a fourth slated to open in November. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores. Carmela’s has been noted in Dayton Daily News as one of “The Best Pizzerias” in Dayton.

The Series C shares are convertible, on a pro-rata basis, into that number of fully paid and non-assessable shares of Corporation’s common stock on terms that would equal 67% of the total issued and outstanding shares of the Corporation's common stock on a fully-diluted basis (the “Conversion Shares”) immediately upon approval by the Corporation’s stockholders and effectiveness of an increase in the number of authorized shares of Common Stock sufficient to issue the Conversion Shares. The Series C Preferred Stock may be converted by the holders at any time following the approval by the Corporation’s stockholders and effectiveness of an increase in the number of authorized shares of Common Stock sufficient to issue the Conversion Shares.

On October 31, 2013, upon approval from FINRA, the Company effected a 1 for 100 reverse split of its common stock whereby the 949,839,719 pre-split shares of common stock outstanding became 9,498,402 shares post-split. There was no change in authorized shares of the Company, which equal 950,000,000 shares of authorized common stock and 50,000,000 shares of authorized preferred stock. The reverse split triggered the effectiveness of an increase in authorized shares necessary for the 1,000 shares of Series C issued in the transaction to become convertible into the Conversion Shares. Accordingly, the Series C shares are now convertible into 53,965,942 shares of the Company’s common stock at any time at the option of the holder.

In addition, COHP and its assigns received warrants to purchase a total of 53,965,942 shares of the Company’s common stock for a period of five years in the amounts and exercise prices as follows: 17,988,648 at $0.015; 17,988,647 at $0.02; and 17,988,647 at $0.025.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Overview

Greenfield is a consumer and wholesale driven producer of grassfed beef. The company has USDA-FSIS approval to market and label its product as “Grassfed Beef”. The company has distributed product on a very limited basis to Lowes Foods Stores with locations throughout North and South Carolina. We are a newly created company with very limited resources and as a result, our deliveries of grassfed beef in 2012 were also very limited. We are hopeful that our change in business plan through a new licensing program announced in the first quarter of 2013 will allow us to expand our business and enhance our market and brand presence. With this program, the Company has phased away from our traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such operations by expanding our brand presence with capable cattle producers and marketers. The Company also believes that the trademark licensing concept may allow for better market penetration with lower risk and the ability to more easily ascertain assumed returns. In the first quarter of 2013 we signed our first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it will become non-exclusive. We received no revenues during the nine month period ended September 30, 2013 as a result of this agreement. We are attempting to properly develop the parameters of the licensing program as well as explore other business opportunities, including our acquisition of Carmela's Pizzerias announced in the first quarter of 2013, which was completed effective October 29, 2013.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $412,372 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we had cash flow used by operations of $127,381, net cash provided by investing activities of $0, and cash flows provided by financing activities of $127,336. At the end of the nine month period ended September 30, 2013, our cash balance was $52.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $127,381 which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $(160,163), amortization of discount on debt of $37,000 and loss on conversion of debt of $363,829, all related to our convertible notes outstanding. Other non-cash adjustments included loss on sale of equipment of $12,983 from the transfer of a GMC truck to our former president for services and depreciation expense of $1,105. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the period ended September 30, 2013 included an increase in deferred offering costs related to issued convertible notes of $3,560, an increase in prepaid expense of $4,150 and an overall increase of $17,974 in accrued interest on our outstanding promissory notes. Accounts payable increased by $19,963.

CASH FLOWS FROM FINANCING ACTIVITIES. For the nine months ended September 30, 2013, cash flows from financing activities was $127,336, which consisted of proceeds from issuance of convertible notes payable of $182,900 and a $100 note payable related parties that was offset by $5,664 for payments made on convertible notes and a payment of $50,000 on notes payable to our former president.

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

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2013 as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable or non-dilutive to us or our existing shareholders. We anticipate we will be required to issue additional promissory notes convertible into shares of our common stock at significant discounts to market prices that will result in significant dilution to our current stockholders.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in the remainder of the fiscal year 2013 for the first half of 2014.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

Nine month period ended September 30, 2013 versus September 30, 2012

Operating Expenses

The Company recorded losses before income taxes of $412,372 for the nine months ended September 30, 2013. We had no revenue or cost of goods sold for the nine months ended September 30, 2013. For the nine months ended September 30, 2013 total operating expenses were $153,386 including wages and taxes of $44,550, general and administrative expenses of $25,525, professional fees of $44,550 and loss on sale of equipment of $12,983.

For the nine month period ended September 30, 2012, the Company recorded losses before income taxes of $819,839 with revenue of $14,239 and cost of goods sold of $22,275 for a loss before operating expenses of $8,036. Total operating expenses were $168,034 for the nine month period ended September 30, 2012 including general and administrative expenses of $25,588, professional fees of $25,256, and wages and taxes of $81,750 while the Company was in full production mode. The Company experienced significant decreases in wages and taxes in the 2013 period versus the 2012 period as the Company's operations were limited and we no longer had employees. We did accrue $67,500 in management fees payable to our Chief Financial Officer, Henry Fong, in the 2013 period that is included in wages and taxes.

Other Expenses

The company incurred other expenses of $258,986 for the nine months ended September 30, 2013 that was derived primarily from loss on conversion of debt of $363,829 and amortization expense on discount of debt of $27,000 that was partially offset by changes in derivative liability of $(160,163); all related to the Company's outstanding convertible notes. The Company recorded derivative expense of $259,272 and change in derivative liability of $280,892 in the nine month period ended September 30, 2012 as the Company added significant amount of convertible note derivative liabilities during that period. Interest expense was $18,321 for the nine months ended September 30, 2013 versus $13,189 for the nine months ended September 30, 2012 and increased due to higher loan balances.

Net Loss

The net loss for the nine months ended September 30, 2013 was $412,372 as compared to net loss of $819,839 for the nine months ended September 30, 2012. The net loss decreased in the 2013 period primarily from a decrease in derivative liability costs due to fewer notes being convertible during the 2013 period resulting in derivative liabilities. It is anticipated the Company will incur increased derivative liability costs in the fourth quarter of 2013 as more of its issued convertible notes enter their eligible conversion period.

Three month period ended September 30, 2013 versus September 30, 2012

Operating Expenses

The Company recorded losses before income taxes of $13,817 for the three months ended September 30, 2013. We had no revenue or cost of goods sold for the period. For the three months ended September 30, 2013 total operating expenses were $49,665 including wages and taxes of $22,500, general and administrative expenses of $13,071 and professional fees of $12,600.

For the three month period ended September 30, 2012, the Company recorded losses before income taxes of $113,120 with revenue of $7,318 and cost of goods sold of $7,352 for a loss before operating expenses of $34. Total operating expenses were $23,571 for the three month period ended September 30, 2012 including general and administrative expenses of $13,091 and professional fees of $8,565. The Company experienced significant decreases in wages and taxes in the 2013 period versus the 2012 period as the Company's operations were limited and we no longer had employees. We did accrue $22,500 in management fees payable to our president, Henry Fong that is included in general and administrative expense in the 2013 period.

Other Expenses

The company incurred other expenses (income) of $(35,848) for the three months ended September 30, 2013 that was derived primarily from changes in derivative liability of $79,309, loss on conversion of debt of $24,763 and amortization expense on discount of debt of $44,583 all related to the Company's outstanding convertible notes. The expense in the three month period ended September 30, 2012 was $27,619 for derivative expense and $11,589 for change in derivative liability with $44,583 in amortization of expense on discount of debt from derivative liabilities that became convertible during that period. The significant decrease for change in derivative liability is a result of one convertible note reaching default and having no further derivative liability in the 2013 period. The Company has three notes that will enter their convertible phase in the fourth quarter 2013 and as a result expected the change in derivative liability to increase significantly during that quarter. Interest expense was $6,066 for the three months ended September 30, 2013 versus $5,724 for the three months ended September 30, 2012 due to higher outstanding notes in 2013.

Net Loss

The net loss for the three months ended September 30, 2013 was $13,817 as compared to net loss of $113,120 for the three months ended September 30, 2012. As for the nine month period, the net loss decreased in the 2013 period primarily from a decrease in derivative liability costs due to fewer notes being convertible during the 2013 period. It is anticipated the Company will incur increased derivative liability costs in the fourth quarter of 2013 as more of its issued convertible notes enter their eligible conversion period.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2013, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2013, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended September 30, 2013, we issued 82,532,467 shares of our common stock upon the conversion of convertible notes payable totaling $8,250 in principal. In addition, we incurred $24,763 in losses on these conversions due to the difference in market and exercise prices on the dates of conversion for a total cost to the Company of $33,013 or $0.0004 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits:
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
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

Greenfield Farms Food, Inc.

Date: November 19, 2013	By:	/s/ Ronald Heineman
Ronald Heineman Principal Executive Officer

Date: November 19, 2013	By:	/s/ Henry Fong
Henry Fong Principal Financial Officer