Form 10-K
period 2013-12-31
Greenfield Farms Food, Inc.
filed 2014-06-16
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________.

Commission File Number 333-157281

GREENFIELD FARMS FOOD, INC.
(Name of small business issuer in its charter)

NEVADA	26-2909561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

319 Clematis Street – Suite 400, West Palm Beach, Florida 33401
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (561) 514-9042

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2014 was $645,232, based on the last sale price of the issuers common stock ($0.0012 per share) as reported by the OTCQB.

The Registrant had 652,840,771 shares of common stock outstanding as of May 30, 2014.

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

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Plan of Operations

We were founded in 2008 as Sweet Spot Games, Inc., a Nevada corporation on June 2, 2008. We changed our name to Green Field Farms Food, Inc. ("Greenfield") on March 31, 2011. In October 2013, we entered into an Asset Purchase Agreement (the “Agreement”) with COHP, LLC, through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela’s Pizzeria through a newly formed wholly-owned subsidiary Carmela’s Pizzeria CO, Inc. Carmela's Pizzeria presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores. Carmela’s has been noted in Dayton Daily News as one of “The Best Pizzerias” in Dayton.

The Carmela’s Pizzeria assets and liabilities were acquired in exchange for 1,000 shares of our newly issued Series C Convertible Preferred Stock (“Series C”) that converted on October 31, 2013 into 53,965,942 shares of common stock upon the effective date of a 1 for 100 reverse split. In addition, COHP and its assigns received warrants to purchase a total of 53,965,942 shares of our common stock exercisable for a period of five years in the amounts and exercise prices as follows: 17,988,648 at $0.015; 17,988,647 at $0.02; and 17,988,647 at $0.025. The value of these assets was $1,586,599 at December 31, 2013, which represents the fair market value of the common stock and warrants issued in the acquisition at their issuance dates.

Prior to the acquisition of Carmela’s Pizzeria, we operated as a consumer and wholesale driven producer of grassfed beef. The Company had supplied Lowes Food Stores, a North Carolina based grocer with over 100 locations in North and South Carolina on a very limited basis. Greenfield Farms Grassfed Beef and its collective group of producers represented over 2500 acres in pasture under management and approximately 2000 head of cattle at its peak.

On March 12, 2013, Greenfield announced that we were beginning a new licensing program for our "Greenfield Farms Grassfed Beef" trademark, which we believed would allow us to expand our business and enhance market and brand presence. With this program, we phased away from our traditional business model of taking cattle from farm to market thus eliminating all of the capital and startup costs required for such products. The Company believed the trademark licensing concept allows for more rapid market penetration with less risk and the ability to more easily ascertain assumed returns. Greenfield signed its first licensee, Hill Meadow Foods, Inc., in an exclusive agreement until December 31, 2013, at which time it became non-exclusive. The management of Hill Meadow Foods is headed by former Greenfield Chief Executive Officer, Mr. Larry Moore. This agreement proved unsuccessful and we have not yet identified other potential licensors through which to continue such agreements. Currently, we do not intend to move forward with this program in light of the acquisition of the operations of Carmela’s Pizzerias.

The Company will continue to explore other business opportunities in complementary food related business segments much like the acquisition of Carmela’s Pizzeria, although no further agreements have been reached.

With the acquisition of Carmela’s Pizzeria operations, our business operations moving forward will focus on the operations of the existing three restaurants and we are presently formulating plans to begin offering franchise opportunities later in 2014.

For SEC reporting purposes, Carmela’s is treated as the continuing reporting entity that acquired GRAS as a result of the Carmela’s acquisition transaction. The quarterly and annual reports filed after the transaction, beginning with this report, have been prepared as if Carmela’s (accounting acquirer) were the legal successor to the Company’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Carmela’s for all periods prior to the share exchange; and consolidated with the Company from the date of the share Exchange. All share and per share amounts of Carmela’s have been retroactively adjusted to reflect the legal capital structure of the Company.

Our Operations

We currently offer two restaurant concepts including:

•	A full-service dining room menu comprising a Carmela’s Pizzeria and including a limited pizza buffet and alcohol and a Sports Grill.
•	A smaller Carmela’s Pizzeria with full menu dining room including limited pizza buffet, delivery and carry-out.

In addition, one of our locations currently offer a “Carmela’s Treats” walk-up window offering ice cream style dessert treats offered to both diners within the restaurant or patrons looking for dessert only offerings.

Each concept is designed to offer quality meals at affordable prices with an emphasis on efficiencies in food ordering, preparation and service. We believe that the overall configuration of each concept results in simplified scalable operations, increased efficiency and improved consistency and quality of our food products. Our restaurants may be configured to adapt to a variety of building shapes and sizes by utilizing the restaurant concept that best fits the individual location. This offers the flexibility necessary for our concepts to be operated at a multitude of locations.

In addition to offering New York style pizza for dine-in, carry-out or delivery at select locations, our buffet menu offers a variety of pizza toppings and special combinations of toppings. Stores offering full buffets also offer pasta, salads, comfort foods, and in a family-oriented atmosphere.

We recently announced and are currently working on creating a franchising concept to involve three separate business elements including:

•	A full-service dining room menu comprising a Carmela’s Pizzeria and including a limited pizza buffet and alcohol and a Sports Grill.
•	A smaller Carmela’s Pizzeria with full menu dining room including limited pizza buffet, delivery and carry-out.
•	A Carmela’s Pizzeria delivery and carry-out model similar to those of the leading pizza delivery chains.

In addition, there are plans for a Carmela’s catering division as a separate business unit that prospective franchisees may add to build sales and profits. A Carmela’s Treats walk-up window concept may also be added providing a separate profit center offering ice cream desserts. We are currently working on the initial phase of the national franchising program including development of the Franchise Disclosure Document (“FDD”), the legal document presented to prospective franchise buyers in the presale process. In addition, candidate review and screening for a national franchise director has commenced but not yet been completed as of the filing of this report. The Company is also working to complete the franchise operating system, collateral marketing materials and other supporting legal documentation.

One of our long-term objectives is to selectively expand through franchising along with adding a small number of Company-owned restaurants by identifying appropriate opportunities. We believe that developing a domestic network of franchise and Company-owned restaurants will play an important strategic role in a predominately franchised operating structure. In addition to generating revenues and earnings, we expect to use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees. We also believe that as the number of franchise and Company-owned restaurants increases, they may add to the economies of scale available for advertising, marketing and other costs for the entire system.

Food and Supply Distribution

We currently purchase our restaurant supplies from local wholesale food distributors in the Dayton Ohio area. If we are able to expand through franchising, we will identify a suitable partner for outsourcing our warehousing and distribution services to a reputable and experienced restaurant distribution company. There are many regional and national companies to choose from that we believe will offer significant choice to tailor a program necessary for our specific needs. We may also choose to outsource our product sourcing, purchasing, quality assurance, franchisee order and billing services, and logistics support functions. These decisions will be made as we move forward with development of our franchising program during 2014.

Advertising

We presently advertise locally in the Dayton Ohio area mainly through direct marketing. As we move to create our franchising concept, we will be required to communicate a common brand message at the regional, local market and restaurant levels, to create and reinforce a strong, consistent marketing message to consumers in order to create successful franchise start-ups and garner sufficient market share. It is typical to require franchisees to participate in, and contribute to, an advertising program as part of their franchising fees. Once again, these decisions will be made as we move forward with development of our franchising program during 2014.

Government Regulation

We are subject to various federal, state and local laws affecting the operation of our restaurants. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, wage and hour, alcoholic beverage, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant or require the temporary or permanent closing of existing restaurants in a particular area.

We will be subject to Federal Trade Commission (“FTC”) regulation and to various state laws regulating the offer and sale of franchises once our planned franchising program commences. The FTC will require us to furnish to prospective franchisees the FDD containing prescribed information. Substantive state laws that regulate the franchise or franchisee relationship presently exist in a number of states, and bills have been introduced in Congress from time to time that would provide for further federal regulation of the franchisor-franchisee relationship in certain respects. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship.

Competition

The restaurant industry, and specifically the pizza restaurant industry, is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than us. Competitors include a large number of easily recognizable international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators. Some of our competitors may be better established in the markets where our restaurants are or may eventually be located. Within the pizza segment of the restaurant industry, we believe currently that our primary competitors are national pizza chains. As we move forward with franchising plans, our competition will potentially include regional chains, local restaurants as well as “take and bake” concept offerings. We also compete against the frozen pizza products available to consumers in all manners of retail stores. A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

With respect to the potential sale of franchises, we will compete with many franchisors of restaurants and other business concepts. We believe that the principal competitive factors affecting the sale of franchises are franchise entry costs, product quality, price, value, consumer acceptance, franchisor experience and support, and the quality of the relationship maintained between the franchisor and its franchisees. In general, there is also active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

Employees

In addition to our executive officers, as of March 31, 2014 we had twelve full-time and thirty-three part-time employees at our Company owned restaurants. None of our employees are currently covered by collective bargaining agreements.

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

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

We have a history of significant losses with our grassfed beef operations and expect to incur additional losses and negative operating cash flow for the foreseeable future as we move to expand our business with franchising plans for our restaurant operations. As a result, we may never achieve or maintain profitability. Even if we succeed in further developing our franchising plans, we may continue to incur losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and those expenses may not be offset by our revenues in any substantial way. As a result, we will need to generate significant revenues or raise additional capital in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our stock.

OUR CURRENT MANAGEMENT CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS

Our current management effectively control the company through ownership of our convertible preferred stock. As a result, they will have significant and potentially total control over all matters requiring approval by our stockholders without the approval of minority stockholders in some cases. They would be able to elect all of the members of our Board of Directors, which will allow them to control our affairs and management. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. As a result, they will have significant influence and control over all matters requiring approval by our stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

IF A STEADY MARKET DEVLEOPS FOR OUR SECURITIES THERE COULD BE SIGNIFICANT VOLATILITY AND THE SECURITIES MAY NOT APPRECIATE IN VALUE

If a more steady market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

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

WE HAVE RAISED CAPITAL THROUGH THE USE OF CONVERTIBLE DEBT INSTRUMENTS THAT CAUSES SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 65% discounts to the market price of our common stock on conversion and in many cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders and will continue to do so in 2013 and the foreseeable future. As of December 31, 2013, we had approximately $260,000 in convertible debt outstanding. This convertible debt balance as well as any additional convertible debt we incur in the future is very likely to cause substantial dilution to our current stockholders.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company maintains office facilities provided by our Chief Financial Officer. During 2013, there were no rents or other amounts paid for these facilities although that will not preclude the company from paying reasonable rental rates or reimbursement for use of these facilities in the future.

The Company leases its restaurant under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Location	Sq Ft	Lease End
Brookville	2,400	July 2018
Park Layne	3,700	March 2024
Springboro	2,000	November 2016

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Year ended December 31, 2014	$64,500
2015	61,500
2016	60,800
2017	35,250
Total	$222,050

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

The Company's Common Stock is not listed on any exchange; however, market quotes for the Company’s common stock may be obtained from the OTC Markets "QB" platform (“OTCQB”). The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities. The following table sets forth, for the indicated fiscal periods, the high and low sales prices (as reported by the OTCQB) for the Company’s common stock. On October 31, 2013, we executed a 1 for 100 reverse split of our common stock. All per share prices have been adjusted to reflect this reverse split.

	Price
	High	Low
Fiscal year ended December 31, 2013
Quarter ended December 31, 2013	$0.03	$0.001
Quarter ended September 30, 2013	$0.07	$0.01
Quarter ended June 30, 2013	$0.36	$0.02
Quarter ended March 30, 2013	$0.70	$0.10

Fiscal year ended December 31, 2012
Quarter ended December 31, 2012	$0.75	$0.10
Quarter ended September 30, 2012	$0.74	$0.12
Quarter ended June 30, 2012	$4.00	$0.45
Quarter ended March 30, 2012	$5.60	$2.70

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

Overview

With the acquisition of the operation of Carmela’s Pizzeria in October 2013, our operations now consist of Carmela's Pizzeria’s, which presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores. Carmela’s has been noted in Dayton Daily News as one of “The Best Pizzerias” in Dayton.

Effective with the acquisition, Carmela’s is treated as the continuing reporting entity that acquired the Company. The quarterly and annual reports filed after the transaction, beginning with this report, have been prepared as if Carmela’s (accounting acquirer) were the legal successor to the Company’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Carmela’s for all periods prior to the share exchange; and consolidated with the Company from the date of the share Exchange. All share and per share amounts of Carmela’s have been retroactively adjusted to reflect the legal capital structure of the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

We had a net loss of $520,850 for the year ended December 31, 2013 as compared to a loss of $183,019 for the year ended December 31, 2012. Our gross sales in 2013 were $1,189,471 with cost of goods sold of $955,848 for a gross profit of $233,631. This compared to gross revenues of $1,339,660, costs of goods sold of $1,207,109 and gross profit of $132,551 for the year ended December 31, 2012. Our sales in the 2013 period decreased $150,181, or approximately 11% in 2013 versus 2012 as a result of Carmela’s relocating the Eaton store to Centerville and two months of lost sales associated with that relocation. However, the cost of goods sold decreased by approximately 21% so the gross profit as a percentage of total sales increased to just under 20% in 2013 from approximately 10% in 2012. This resulted in large part from increased attention by Carmela’s to shift management and employee overhead along with measures to reduce food costs associated with waste at its buffet restaurants.

Total operating expenses were $455,426 for the year ended December 31, 2013 versus $315,078 for the year ended December 31, 2012 resulting in loss from operations of $221,795 and $182,527 in the 2013 and 2012 periods, respectively. The single most significant factor for the increase in operating expenses was the consolidation of the operations of Carmela’s with that of the Company and the costs of operating a publicly traded entity. This included $10,000 in stock based compensation and a roughly $60,000 increase in legal, accounting and professional fees that are primarily related to the Carmela’s acquisition.

Other expenses were $299,055 for the year ended December 31, 2013 as compared to $492 for the year ended December 31, 2012. This significant increase is due to the addition of convertible promissory notes in the 2013 period with the combination of Carmela’s and the Company, as Carmela’s had no convertible debt prior to the transaction in October 2013. The primary expense for the corresponding derivative liability includes derivative expense of $193,079, and amortization expense on discount of debt of $29,314 along with loss on conversion of debt of $130,642. This expense will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock; and those notes are converted at discounts to market causing losses on conversion.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $520,850 for the year ended December 31, 2013 as compared to $183,019 for the year ended December 31, 2012. During the year ended December 31, 2013, we had cash flow used by operations of $117,546, net cash used in investing activities of $28,233, and cash flows provided by financing activities of $146,712. At December 31, 2013, our cash balance was $5,022.

For the year ended December 31, 2012, we had a net loss of $183,019 with cash flow used by operations of $148,831, net cash provided by investing activities of $0, and cash flows provided by financing activities of $151,728. At December 31, 2012, our cash balance was $4,089.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $117,546 which was primarily attributable to our net loss of $520,850, offset by non-cash adjustments to derivative liabilities from convertible notes payable totaling $219,475 as well as $10,000 in expense for stock issued for services and $130,642 for loss on conversion of debt. The adjustments to reconcile the net loss to net cash for the period ended December 31, 2013 also included depreciation expense of $18,093.

CASH FLOWS FROM INVESTING ACTIVITIES. For the year ended December 31, 2013, cash flows used in investing activities was $28,233 primarily from $22,985 in equipment purchases for our restaurant locations.

CASH FLOWS FROM FINANCING ACTIVITIES. For the year ended December 31, 2013, cash flows from financing activities were $146,712, which consisted of proceeds from issuance of notes and convertible notes payable totaling 183,882 that was offset by distribution payments to the members of COHP prior to the transaction between the Company and Carmela’s of $31,500 as well as payments on capital leases of $5,670.

For the year ended December 31, 2012, we had cash used in operating activities of $148,831 including $17,725 in depreciation expense along with a total of $16,463 from changes in assets and liabilities.

Cash flows from financing activities provided $151,728 primarily from proceeds from various notes payable from related parties totaling $164,172.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2014 as we look to secure additional funds to both stabilize and grow our business operations and work on franchising efforts for Carmela’s. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders. Additionally, we will most likely need to rely on debt financing that is convertible into shares of our common stock that will result in significant dilution to our stockholders due to the conversion of that debt at significant discounts to the market price of our common stock.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2014.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes, however we do issue convertible notes that are subject to changes in the market price of our common stock for conversions to equity. Accordingly, as of December 31, 2013, we had $204,871 face value of convertible debentures bearing an interest rate of 8%. All of this fixed rate debt is due on demand or within twelve months from issuance. We have limited exposure to market risks related to changes in interest rates. We do not currently invest in equity instruments of public or private companies for business or strategic purposes.

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

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2013, disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Due to the small size and limited financial resources, we have inadequate segregation of duties within accounting functions and results in an overall lack of internal control. As a result, there is no segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of one individual. This limited segregation of duties represents a material weakness. We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE

Ronald Heineman	57	Chief Executive Officer, Principal Executive Officer and Director	October 2013

Henry Fong	78	Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer and Director	June 2012

In June 2012, our then Chief Executive Officer and Director Mr. Larry Moore, our Vice President Mrs. Donna Moore, and each of our then directors Messrs. Walker, Thompson, Killman and Vuncannon resigned their positions as officers or directors of the Company.

Significant employees

NAME	AGE	POSITION	SINCE

Darren Dulsky	55	President and Chief Operating Officer of Carmela’s Pizzeria	October 2013

Family relationships

None.

Business experience

RONALD HEINEMAN

Mr. Heineman became the CEO and a director of the Company in January 2013. Mr. Heineman was the managing member and the CEO of COHP, LLC and the CEO of Carmela’s since their inception in July 2011. Since October 2010 Mr. Heineman has been Managing Director of Diversified Capital, a Venture Capital that holds majority positions in human resources outsourcing, restaurants, sports franchises and real eastete including Wendy’s and Frisch's Big Boy franchises. Mr. Heineman is experienced as a CEO, CRO and board member of public companies. In addition he is experienced in M&A and capital markets. Prior to his current Venture initiatives, Mr. Heineman, was employed for 23 years as Vice President of HR & Training with Frisch's Restaurants Inc, a public AMEX company operating Big Boy, Golden Coral, hotels and specialty restaurants including company owned and franchise restaurants in the Midwest. Mr. Heineman was the CEO and Chief Restructuring Officer of General Employment enterprises, a [publicy traded human resources company, from October 2008 to November 2009. Mr. Heineman was also the CEO and CRO of Generation Entertainment, a publicy traded entertainment company from January 2012 to June 2013. Mr. Heineman has earned bachelors and masters degrees and is an adjunct professor teaching Entrepreneurship and Entrepreneurial Finance at Cedarville University.

HENRY FONG

Mr. Fong was president of the Company from June 2012 to October 2013 when he became our CFO; and has been a director of the Company since June 2012. Mr. Fong has been CEO and a director of AlumiFuel Power Corporation, an alternative energy company, since May 2005. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded holding company, since June 2004. Mr. Fong has been a Director of SurgLine International, Inc. (f/k/a China Nuvo Solar Energy, Inc.) since March 2002 and was its president from March 2002 through September 1, 2011 and was re-appointed its CEO in January 2014. SurgLine is a publicly traded company that sources and distributes high quality FDA approved medical and surgical products at discount prices. Mr. Fong was the Chief Executive Officer of Techs Loanstar, Inc. (and its predecessor companies), a publicly traded Company that provides software technology solutions to the healthcare market, from April 2008 to July 2011. Since July 2009 Mr. Fong has been the sole director, President and Chief Financial Officer of PB Capital International, Inc. (“PBIC”), a blank check shell company that filed Form 10 registration statement which went effective in October 2009. Since July 2010 to September 2013, Mr. Fong was President and a director of Green Energy TV, Inc., a privately-held owner of "green" websites, most notably greenenergytv.com. Since December 2008, Mr. Fong has been President and a director of Carbon Capture Corporation, a privately held owner of certain carbon based intellectual property. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

DARREN DULSKY

Darren Dulsky, President and Chief Operating Officer of Carmela's, has been in restaurant industry since 1976. Mr. Dulsky worked for Friendly Ice Cream for 15 years as Manager, Training Coordinator and District Manager. He then joined Sbarro, Inc., a publicly traded company, in 1991. Mr. Dulsky held several operations positions during the 13 years prior to being named Sr. VP Operations where he had management oversight for over 130 units covering 17 states. Mr. Dulsky developed the Carmela’s concept and opened the first location in 2004. Mr. Dulsky attended Sinclair Community College.

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

General

We currently have two executive officers, our Chief Executive Officer, Mr. Ronald Heineman, who is also our Principal Executive Officer and Mr. Henry Fong, who is our Chief Financial Officer and also our principal financial officer.

Compensation discussion and analysis

Our executive compensation is determined by our Board of Directors, and no compensation is currently accruing by our executive officers.

Summary Compensation Table

SUMMARY COMPENSATION TABLE(1)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Ronald Heineman	2013	0	0	0	0	0	0
CEO	2012	0	0	0	0	0	0

Henry Fong	2013	0	0	0	0	0	0
CFO	2012	0	0	0	0	0	0

(1)
Unless stated otherwise, the business address for each person named is c/o Greenfield Farms Food, Inc. As a result of the acquisition of Carmela’s effective October 1, 2013 and Carmela’s being considered the accounting acquirer for purposes of the Company’s financial reporting, the compensation presented herein reflects that of Carmela’s Pizzeria operations for 2012 and 2013 with the addition of the Company’s compensation for the period from October 1, 2013 to December 1, 2013.

We have not entered into any other employment agreements with our employees, Officers or Directors.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Compensation of directors

No compensation is paid to the Company’s directors for their services as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security ownership of certain beneficial owners.
Security ownership of management.

The following table contains certain information as of March 31, 2014 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Preferred Stock(2)	Warrants	Total Shares Beneficially Owned	Percent of Class

Darren Dulsky (3)	24,883,823	0	25,633,821	50,520,644	8.2%

Ronald Heineman (3)(4)	24,883,823	0	25,633,821	50,520,644	8.2%
Chief Executive Officer

Henry Fong (2)(5)	0	70,715		0	0%
Chief Financial Officer

All Executive Officers and Directors as a Group (2 persons) (2)(3)(4)(5)	24,883,823	70,715	25,633,821	50,520,644	8.2%
__________
(1)
As of March 31, 2014, 587,460,867 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
In March 2011, the Company authorized the issuance of up to 100,000 shares of $0.001 par value Series A Convertible Voting Preferred Stock (the "Series A Preferred") of which there were 96,623 shares outstanding as of December 31, 2013. Each share of Series A Preferred is convertible into 70 shares of common stock. If all shares of Series A Preferred were to be converted to shares of common stock as of December 31, 2013, a total of 6,763,610 shares would be issued to the holders of the Series B Preferred including 4,950,050 that would be beneficially owned by Mr. Fong through his wife. The Series A Preferred also carries voting rights on an "as if converted" basis.

(3)	Includes warrants exercisable until October 2018 at the following exercise prices: 8,544,607 at $0.015; 8,544,607 at $0.02; and 8,544,607 at $0.025.
(4)	Includes 24,883,823 shares held by a trust owned by Mr. Heineman’s spouse.
(5)	Includes 70,715 shares of Series A Preferred Stock owned by a company controlled by Mr. Fong's spouse.

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

Changes in control

The shares issued in the acquisition of Carmela’s resulted in a change-in-control of the Company in October 2013. We are currently not aware of any other arrangements that could result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Entities controlled by the members have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the years ended December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Beginning balance	$471,578	$307,406
Advances, net	173,882	164,172
Notes assumed in recapitalization	31,200	-
Assumed by member of COHP	(575,972)	-
	$100,688	$471,578

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

Director Independence

Our board of directors has two directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board. We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent and have no members of our board considered “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Silberstein Ungar, PLLC for our audit of the annual financial statements for the years ended December 31, 2013 and 2012. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2013 (2)	2012 (2)

Audit Fees (1)	$22,800	$21,750
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees (5)	-	-

Total Accounting Fees and Services	$22,800	$21,750

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements including review of our quarterly financial statements.

(2)
The amounts shown in 2012 and 2013 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2013 and (ii) reviews of our quarterly financial statements and include fees for the audit of Carmela’s in 2012 in addition to that of the Company.

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
4.2
Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed on November 14, 2013)

4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 4, 2013)
10.1
Debt Settlement and Release Agreement with Larry C. Moore and Donna Moore dated July 18, 2012 (Incorporated by reference from Exhibit No. 10.3 of the Registrant's Current Report on Form 8-K filed on April 5, 2011)

10.2
Asset Purchase Agreement (the “Agreement”) by and among COHP, LLC, an Ohio limited liability corporation (“COHP”); and Carmela’s Pizzeria CO, Inc., a Colorado corporation (“Carmela’s CO”), and its parent Greenfield Farms Food, Inc., a Nevada corporation (“Greenfield”) dated October 29, 2013 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 4, 2013)

14.1	Code of Ethics (Incorporated by reference from Exhibit No. 14.1 of the Registrant's Registration Statement on Form S-1 filed on February 12, 2009)
31.1	Certification of Principal Executive Officer Sec. 302 (Filed herewith)
31.2	Certification of Principal Financial Officer Sec. 302 (Filed herewith)
32.1	Certification of Chief Executive Officer Sec. 906 (Filed herewith)
32.1	Certification of Chief Financial Officer Sec. 906 (Filed herewith)
101.INS **	XBRL Instance Document (Filed herewith)
101.SCH **	XBRL Schema Document (Filed herewith)
101.CAL **	XBRL Calculation Linkbase Document (Filed herewith)
101.DEF **	XBRL Definition Linkbase Document (Filed herewith)
101.LAB **	XBRL Label Linkbase Document (Filed herewith)
101.PRE **	XBRL Presentation Linkbase Document (Filed herewith)

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

GREENFIELD FARMS FOOD, INC.
(Registrant)

Date: June 16, 2014	By:	/s/ Ronald Heineman
Ronald Heineman
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Henry Fong
Henry Fong
Chief Financial Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 16, 2014	By:	/s/ Ronald Heineman
Ronald Heineman
Director

	By:	/s/ Henry Fong
Henry Fong
Director

GREENFIELD FARMS FOOD, INC.

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080 Fax (248) 281-0940 30600 Telegraph Road, Suite 2175 Bingham Farms, MI 48025-4586 www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Greenfield Farms Food, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Greenfield Farms Food, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Farms Food, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital in order to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
June 12, 2014

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$5,022	4,089
Prepaid expense	3,691	704
Credit card receivables	4,918	2,391
Inventory	8,486	8,472
Deferred charges	4,361	-
Total Current Assets	26,478	15,656

PROPERTY AND EQUIPMENT
Equipment, computer hardware and software	148,390	120,179
Accumulated depreciation	(72,806)	(51,294)
Property and equipment, net	75,584	68,885

Other Assets
Security deposits	5,603	2,200

Total Assets	$107,665	$86,741

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Checks written in excess of bank balance	$13,555	$-
Accounts payable	99,009	39,905
Accrued wages and payroll expenses	23,753	25,706
Accrued interest	9,742	-
Accrued interest – related parties	9,641	-
Accrued interest – convertible notes payable	19,290	-
Current portion of capital lease payable	-	5,670
Derivative liability	251,137	-
Notes payable	50,000	-
Notes payable – related parties	100,687	471,578
Convertible notes payable, net of debt discount	204,871	-

Total Liabilities	781,685	542,859

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding (2013)	97	-
44,000 series B convertible shares issued and outstanding (2013)	44	-
Common stock, par value $.001
950,000,000 shares authorized;
145,732,680 and 0 shares issued and outstanding, respectively	145,733	-
Warrants	507,280	-
Additional paid-in capital	-	-
Accumulated deficit	(1,327,174)	(456,118)

Total Stockholders' Deficit	(674,020)	(456,118)

Total Liabilities and Stockholders’ Deficit	$107,665	$86,741

The accompanying notes are an integral part of these financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
Sales
Food and beverage	$1,184,841	$1,322,847
Vending receipts	4,638	16,813
Total sales	1,189,479	1,339,660

Cost of Goods Sold	955,848	1,207,109

Gross Profit	233,631	132,551

Operating Expenses
Telephone and utilities	92,408	71,299
Legal, accounting and professional fees	62,768	2,806
Rent	64,895	72,096
Advertising	49,323	31,243
Repairs and maintenance	27,533	50,273
Bank and credit card processing charges	24,481	21,286
Wages and taxes	33,043	-
Stock based compensation	10,000	-
Depreciation	18,093	17,725
Other	72,882	48,350
Total Operating Expenses	455,426	315,078

Loss From Operations	(221,795)	(182,527)

Other Expenses (Income)
Interest expense	(2,801)	492
Derivative expense	193,079	-
Change in Derivative Liability	(51,179)	-
Loss on Conversion of Debt	130,642	-
Amortization expense on discount of debt	29,314	-
Total Other Expenses (Income)	299,055	492

Net Loss	$(520,850)	$(183,019)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	22,773,789	53,965,942
Net Loss per Share:
Basic and Diluted	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

	Preferred stock		Common stock				Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants		capital	deficit	deficit
Inception	-	$-	0	$-	$		$0	$-	$-

Balance at January 1, 2012		-	-	-				(268,094)	(268,094)

Distributions								(5,005)	(5,005)

Net loss for year ended December 31, 2012	-	-	-	-		-	-	(183,019)	(183,019)

Balance at December 31, 2012			-	-		-	-	(456,118)	(456,118)

Distributions								(31,500)	(31,500)

Liability assumed by member of COHP, LLC								575,973	575,973

Issuance of conv Pref C shs & warrants to acquire COHP
membership interests	1,000	1				507,280	1,079,318		1,586,599

Conversion of Pref C shs to common stock to accomplish
change in control	(1,000)	(1)	53,965,942	53,966					53,965

Recapitalization/Merger	140,623	141	9,498,413	9,498			(1,184,663)	(894,679)	(2,069,703)

October 2013 common stock issued for services	-	-	500,000	500			9,500	-	10,000

October through December 2013, issuance of common
stock to convertible noteholders	-	-	81,768,325	81,768			95,845	-	177,613

Net loss	-	-	-	-		-	-	(520,850)	(520,850)

Balance at December 31, 2013	140,623	$141	145,732,680	$145,733		$507,280	$-	$(1,327,174)	$(674,020)

The accompanying notes are an integral part of these financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
Cash Flows from Operating Activities
Net loss for the period	$(520,850)	$(183,019)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	18,093	17,725
Amortization of deferred financing costs	3,261	-
Amortization of discount on debt	29,314	-
Change in Derivative Liability	(51,179)	-
Initial derivative liability expense	193,079	-
Loss on Conversion of Debt	130,642	-
Convertible note issued for services	45,000	-
Stock baesd compensation	10,000	-
Changes in Assets and Liabilities
Decrease in prepaid expense	1,163	158
(Increase) in inventory	(14)	(1,897)
(Increase) in credit card receivable	(2,527)	(2,391)
Decease in security deposits	2,200	-
Increase in checks written in excess of cash balance	13,555	-
Increase in accounts payable	14,761	392
(Decrease) increase in accrued wages and payroll expenses	(1,953)	20,201
Increase in accrued interest	1,008	-
Increase in accrued interest – related parties	630	-
Increase in accrued interest – convertible notes payable	(3,728)	-
Net Cash used in Operating Activities	(117,545)	(148,831)

Cash Flows from Investing Activities:
Purchase of property and equipment	(22,986)	-
Payment of security deposit	(5,300)	-
Cash received in merger	52	-
Net Cash Provided by (Used in) Investing Activities	(28,234)	-

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties, net	173,882	164,172
Payments on capital leases	(5,670)	(7,439)
Payment of distributions to members	(31,500)	(5,005)
Proceeds from convertible notes payable	10,000	-
Net Cash Provided by Financing Activities	146,712	151,728

Net Increase in Cash and Cash Equivalents	933	2,897
Cash and Cash Equivalents – Beginning	4,089	1,192
Cash at End of Period	$5,022	$4,089

Supplemental Cash Flow Information:
Cash paid for interest	$337	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Accrued interest	$(6,800)	$-
Convertible notes	$(143,500)	$-
Common stock issued for covertible notes and accrued interest	$46,970	$-
Accounts payable cancelled in exchange for convertible note	$9,300	$-
Convertible notes	$18,000	$-

The accompanying notes are an integral part of these financial statements.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – NATURE OF BUSINESS

Greenfield Farms Food, Inc. (“GRAS” or the "Company") was incorporated under the laws of the State of Nevada on June 2, 2008. In October 2013, the Company entered into an Asset Purchase Agreement (the “Agreement”) with COHP, LLC (”COHP”) through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela’s Pizzeria (“Carmela’s”) through a newly formed wholly-owned subsidiary Carmela’s Pizzeria CO, Inc. Carmela's Pizzeria presently has four Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores.

The Carmela’s Pizzeria assets and liabilities were acquired in exchange for 1,000 shares of the Company’s Series C Convertible Preferred Stock (“Series C”) that converted on October 31, 2013 into 53,965,942 shares of the Company’s common stock upon the effective date of a 1 for 100 reverse split. In addition, COHP and its assigns received warrants to purchase a total of 53,965,942 shares of the Company’s common stock for a period of five years in the amounts and exercise prices as follows: 17,988,648 at $0.015; 17,988,647 at $0.02; and 17,988,647 at $0.025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for the year ending December 31, 2013 include the accounts of Carmela’s for the full year and the Company from October 1, 2013 through December 31, 2013. For the year ended December 31, 2012 the consolidated financial statements includes only Carmela’s. All of the intercompany accounts have been eliminated in consolidation. Certain reclassifications to amounts reported in the December 31, 2012 consolidated financial statements have been made to conform to the December 31, 2013 presentation. The balance sheet as of December 31, 2012 is derived from Carmela’s audited financial statements.

For SEC reporting purposes, Carmela’s is treated as the continuing reporting entity that acquired GRAS. The reports filed after the transaction have been prepared as if Carmela’s (accounting acquirer) were the legal successor to the Company’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Carmela’s for all periods prior to the share exchange; and consolidated with the Company from the date of the share Exchange. All share and per share amounts of Carmela’s have been retroactively adjusted to reflect the legal capital structure of the Company pursuant to FASB ASC 805-40-45-1.

COHP, LLC was formed on May 1, 2011, under the laws of the State of Ohio.

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

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting information necessary to develop these estimates. Accordingly, the Company’s estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The fair values of cash and cash equivalents, current non-related party accounts receivable, and accounts payable approximate their carrying amounts because of the short maturities of these instruments.

The fair values of notes and advances receivable from non-related parties approximate their net carrying values because of the allowances recorded as well as the short maturities of these instruments.

The fair values of notes and loans payable to non-related parties approximate their carrying values because of the short maturities of these instruments. The fair value of long-term debt to non-related parties approximates carrying values, net of discounts applied, based on market rates currently available to the Company.

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Company has determined that its derivative liabilities comprised of convertible notes payable fall under Level 2.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product/service is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products/services.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2013, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2012 and 2013 there were warrants outstanding to purchase 53,965,942 shares of common stock.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Derivative financial instruments

The Company follows ASC 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity. The Company’s convertible debt has conversion provisions based on a discount of the market price of the Company’s common stock.

The Company had derivative liabilities resulting from the issuance of convertible debt, which were measured at fair value on a recurring basis using an option pricing model. Consequently, the Company has adjusted the fair value of the derivative liabilities at December 31, 2013 and recorded a loss related to the change in the value of the derivative liability of $25,166 in the statement of operations that were attributable to the change in unrealized gains or losses relating to the derivative liabilities still held at the reporting date for the year ended December 31, 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $49,323 and $31,423 during the years ended December 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. We do not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories consist of food and beverages, and are stated at the lower of cost, or market.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at December 31:

	2013	2012
Carmela’s Equipment	$144,108	$120,179
GRAS Equipment	4,282	-
Less: Accumulated depreciation	(72,806)	(51,294)
Property and equipment, net	$75,584	$68,885

Depreciation expense was $18,093 and $17,725 for the periods ended December 31, 2013 and 2012.

NOTE 5 – NOTE PAYABLE

In October 2013, COHP assumed a promissory note issued by GRAS for $50,000 as part of the recapitalization. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense was $1,000 for the year ended December 31, 2013.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by the members have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the years ended December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Beginning balance	$471,578	$307,406
Advances, net	173,882	164,172
Notes assumed in recapitalization	31,200	-
Assumed by member of COHP	(575,973)	-
	$100,687	$471,578

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Effective with the Share Exchange at October 1, 2013, the outstanding convertible debt of GRAS was assumed by Carmela’s, the accounting acquirer, incorporating the following notes and transactions:

On June 15, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $83,500 with an interest rate of 8% per annum that is due on March 9, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the sixty trading days before the conversion. During the quarter ended December 31, 2013 Asher Enterprises issued notices of conversion to convert $20,600 on the June 2012 note for 39,603,024 shares at a price of $0.0005 per share. The remaining balance of the note at December 31, 2013 was $6,350. An $87,148 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On August 12, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $20,000 with an interest rate of 8% per annum due on August 3, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the thirty trading days before the conversion.

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

On June 24, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $7,500 with an interest rate of 8% per annum due on March 19, 2014. The note is convertible by the holder 180 days at 45% of the lowest trading price in the thirty trading days before the conversion.

On September 19, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on June 12, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of December 31, 2013.

On August 21, 2012, the Company issued a convertible promissory note in the amount of $1,500. The note is unsecured, due on demand and bears interest at 8% per annum. The note is convertible into shares of common stock at the market price. During the nine month period ended September 30, 2013 an additional $20,900 was loaned and $5,664 was repaid on these notes. In addition, $4,000 of these notes were converted to 4,000 shares of our Series B preferred stock

As of October 1, 2013 there was a total of $12,736 due to an unaffiliated Trust in convertible notes payable that were convertible at market price of the Company’s common stock at the date of conversion. During the quarter ended December 31, 2013, the conversion terms were amended on these notes making them convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. During that same period, 6,604 in principal on these notes were converted to 13,340,909 shares of common stock at a price of $0.0005. The remaining balance of the note after the conversions was $6,133. A $14,013 decrease in the derivative liability on these notes was recorded for the converted shares.

At October 1, 2013, an $18,000 unsecured demand promissory note with an interest rate of 8% convertible to common stock at market was outstanding. In October 2013, the conversion terms of this note was changed making it convertible at 45% of the lowest trading price in the thirty trading days before the conversion, creating a derivative liability. The entire principal balance of this note was outstanding at December 31, 2013.

At October 1, 2013, the Company had an outstanding convertible promissory note to CareBourn Capital in the principal amount of $6,000 with an interest rate of 8% per annum due on December 19, 2013. The note is convertible by the holder at any time at 35% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2013, CareBourn Capital converted $3,990 on this note for 7,976,868 shares at a price of $0.0005 per share. The remaining balance of the note after the conversions was $2,010. A $45,495 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

At October 1, 2013, the Company had an outstanding a convertible promissory note to CareBourn Capital in the principal amount of $15,000 with an interest rate of 8% per annum due on November 3, 2013. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2013, CareBourn Capital converted the $15,000 balance on this note along with $777 in accrued interest for 20,847,524 shares at a price of $0.0008 per share. A $16,500 decrease in the derivative liability on these notes was recorded upon the conversion of shares.

On October 1, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $9,300 with an interest rate of 8% per annum due on June 1, 2014 upon the conversion of $9,300 in accounts payable to Cresthill. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issuance date.

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date.

On November 10, 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion.

In December 2013, the Company issued two convertible promissory notes to Gulfstream 1998 Trust in the aggregate principal amount of $5,000 with an interest rate of 8% per annum due on demand. These notes are convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion.

Total interest expense on these notes was $5,316 for the year ended December 31, 2013.

A summary of debentures payable as of December 31, 2013 is as follows:

Face Value	Balances 10/1/13	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions three months ended 12/31/13	Balances 12/31/13
Assumed notes	$239,687	-	-	$(46,193)	$193,494
2013 Notes	-	66,800	-	-	66,800
Note discount	$(4,000)	(80,737)	$29,314	-	(55,423)
Total	$235,687	$(13,937)	$29,314	$(46,193)	$204,871

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 8 – DERIVATIVE LIABILITY

The Company has determined that the conversion features of certain of its convertible notes represent an embedded derivative since the notes are convertible into a variable number of shares upon conversion. Accordingly, they are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the notes. Such discount will be accreted from the commencing date of conversion period to the maturity date of the notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet.

The beneficial conversion feature included in notes resulted in initial debt discounts of $193,500 and an initial loss on the valuation of the derivative liabilities of $168,950 based on the initial fair value of the derivative liabilities of $362,450. The fair value of the embedded derivative liabilities were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	10/27/13	10/28/13	11/10/13	12/9/13	12/21/13	12/23/13	12/27/13
Note amount	$12,737	$18,000	$32,500	$5,000	$7,500	$2,500	$2,500
Stock price at convertible date	$.0005	$.0045	$.0023	$.0006	$.00045	$.0005	$.00048
Expected life (years)	.5	.44	0.23	.5	.24	.75	.75
Risk free interest rate	.10%	.10%	.08%	.10%	.07%	.10%	.10%
Volatility	295.0%	276.59%	285.8%	259.7%	410.1%	319.1%	319.1%
Initial derivative value	$27,027	$107,083	$50,016	$9,204	$50,040	$17,783	$12,663

At December 31, 2013, the following notes remained convertible and not fully converted or in default. All convertible notes in default were no longer valued for the derivative liability and a loss on the conversion of stock will be recorded at the time of any future conversion. The fair value of the embedded derivative liabilities on the remaining convertible notes was calculated at December 31, 2013 utilizing the following assumptions:

Note convertible date	10/27/13	10/28/13	11/10/13	12/9/13	12/21/13	12/23/13	12/27/13
Note amount	$6,133	$18,000	$32,500	$5,000	$7,500	$2,500	$2,500
Stock price at convertible date	$.00048	$.0048	$.0023	$.00065	$.00045	$.00053	$.00048
Expected life (years)	.32	.26	0.09	.44	.24	.73	.73
Risk free interest rate	.09%	.09%	.07%	.09%	.07%	.09%	.09%
Volatility	351.6%	397.8%	463.4%	329.7%	426.8%	361.6%	361.6%
12/31/13 derivative value	$20,962	$61,473	$111,209	$12,416	$27,314	$8,438	$9,325

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 950,000,000 common shares with a par value of $0.001 per share.

On October 31, 2013, the Company effected a 1 for 100 reverse split of its common stock whereby the 949,839,719 pre-split shares of common stock outstanding became 9,498,413 shares post-split. There was no change in authorized shares of the Company.

All share information presented in these financial statements and accompanying footnotes has been presented showing the historical changes in stockholders’ deficit of Carmela’s, the accounting acquirer in the Share Exchange, and including that of the Company with the Share Exchange as of October 31, 2013.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

2013 Common Stock Issuances

In October 2013, we issued 53,965,942 shares of common stock to the members of COHP, LLC upon the conversion of 1,000 shares of our Series C preferred stock. These shares were valued at $1,079,319 or $0.02 per share, the market value of the shares on the date of issuance.

In October 2013, we issued 500,000 shares of common stock to a consultant for services valued at $10,000, or $0.02 per share, the market value of the shares on the date of issuance.

During the year ended December 31, 2013, the Company issued 81,768,325 shares of common stock upon conversion of $65,771 in convertible notes and interest payable representing a value of $0.0008 per share.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of December 31, 2013 no conversion has taken place.

On July 15, 2013, the board of directors of the Company authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock were issued on the conversion of debt payable by the Company, including $40,000 to the Company's then Chief Financial Officer, Henry Fong. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders.

On October 24, 2013 the Company filed a Certificate of Designation for its Series C Convertible Preferred Stock which consisted of 1,000 authorized shares with a par value of $0.001 per share. The 1,000 shares were issued to the members of COHP, LLC in connection with the acquisition of the Carmela’s Pizzeria assets. The Series C shares were convertible, on a pro-rata basis, into that number of fully paid and non-assessable shares of Corporation’s common stock on terms that would equal 67% of the total issued and outstanding shares of the Corporation's common stock on a fully-diluted basis (the “Conversion Shares”) immediately upon approval by the Corporation’s stockholders and effectiveness of an increase in the number of authorized shares of Common Stock sufficient to issue the Conversion Shares, which occurred on October 31, 2013. Accordingly, the Series C preferred was converted into 53,965,942 shares of the Company’s common stock on October 31, 2013.

Warrants

In connection with the acquisition of the assets of Carmela’s Pizzeria, COHP, LLC and its assigns received warrants to purchase a total of 53,965,942 shares of the Company’s common stock for a period of five years in the amounts and exercise prices as follows: 17,988,648 at $0.015; 17,988,647 at $0.02; and 17,988,647 at $0.025. These warrants were valued utilizing the Black-Scholes pricing model for a total fair market value at issuance of $507,280.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

A summary of the activity of the Company’s outstanding warrants at December 31, 2012 and December 31, 2013 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2012	-	$-	$-

Granted	53,965,942	0.0183	0.0094
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2013	53,965,942	$0.0183	$0.0094

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2013:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	17,988,648	0.01	4.8 years

$0.02	17,988,647	0.02	4.8 years

$0.025	17,988,647	0.025	4.8 years

	53,964,942	$0.0183	4.8 years

NOTE 10 – COMMITMENTS

The Company leases its restaurant facilities under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Year ended December 31, 2014	$64,500
2015	61,500
2016	60,800
2017	35,250
Total	$222,050

Rent expense was $64,895 and $72,096 for the year ended December 31, 2013 and 2012.

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 11 – RELATED PARTY TRANSACTIONS

As more fully disclosed in Note 5 – Notes Payable Related Parties, certain officers, directors and stockholders have loaned the Company funds from time-to-time. Information regarding these loans can be found in Note 6.

NOTE 12 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not yet realized significant revenues from operations, recognized a significant loss in 2013 and is in need of working capital in order to grow its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and or private placements of common stock and by obtaining extended payment terms from certain vendors.

NOTE 13 – INCOME TAXES

As of December 31, 2013 and 2012 the Company had net operating loss carry-forwards of approximately $1,030,515 and $700,012, respectively, which will expire beginning in 2031. This represents the historical net operating loss carry-forwards of the Company for 2012; and the Company for the fiscal year ended December 31, 2013 along with and Carmela’s for the period from October 1, 2013 through December 31, 2013, as reverse merger accounting does not affect accounting issues related to taxation. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2013	2012
Net Operating Loss	$(873,025)	$(535,290)
Benefit for income taxes computed using the statutory rate of 34%	296,828	182,000
Permanent Differences	(184,457)	(66,139)
Change in valuation allowance	(112,371)	(115,861)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Total deferred tax assets	$350,375	$238,004
Valuation allowance	(350,375)	(238,004)
	$-	$-

GREENFIELD FARMS FOOD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 14 – SUBSEQUENT EVENTS

During the quarter ended March 31, 2014, a total of 442,228,187 shares of common stock were issued upon the conversion of $183,994 in principal and interest due on certain of the Company’s convertible promissory notes. This represents an average conversion price of $0.0004 per share. In addition, the Company issued new convertible promissory notes totaling $122,600 in face value. These notes are convertible at 45%-50% of the market price of the Company’s common stock, bear interest at 8% per annum, and are due six to nine months from issuance.

In February of 2014 the Company closed its smaller concept location in Centerville, Ohio as its lease expired.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those disclosed above.