Form 10-Q
period 2014-03-31
Greenfield Farms Food, Inc.
filed 2014-07-15
CIK 1440517

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-157281

GREENFIELD FARMS FOOD, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2909561
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

319 Clematis Street – Suite 400

 West Palm Beach, Florida 33401

(Address of principal executive offices) (Zip code)

(561) 514-9042

(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Number of shares of common stock outstanding at June 30, 2014: 652,840,771

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$56,930	5,022
Prepaid expense	1,795	3,691
Credit card receivables	3,213	4,918
Inventory	8,472	8,486
Deferred charges	4,165	4,361
Total Current Assets	74,575	26,478

PROPERTY AND EQUIPMENT
Equipment, computer hardware and software	149,289	148,390
Accumulated depreciation	(78,464)	(72,806)
Property and equipment, net	70,825	75,584

Other Assets
Security deposits	5,878	5,603

Total Assets	$151,278	$107,665

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Checks written in excess of bank balance	$-	$13,555
Accounts payable	123,019	99,009
Accrued wages and payroll expenses	22,845	23,753
Accrued interest	10,728	9,742
Accrued interest – related parties	10,261	9,641
Accrued interest – convertible notes payable	8,811	19,290
Derivative liability	215,045	251,137
Notes payable	50,100	50,000
Notes payable – related parties	144,653	100,687
Convertible notes payable, net of debt discount	122,913	204,871

Total Liabilities	708,375	781,685

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
Common stock, par value $.001
950,000,000 shares authorized;
587,960,867 and 145,732,680 shares issued and outstanding, respectively	587,961	145,733
Warrants	507,280	507,280
Additional paid-in capital	284,948	-
Accumulated deficit	(1,937,427)	(1,327,174)

Total Stockholders' Deficit	(557,097)	(674,020)

Total Liabilities and Stockholders’ Deficit	$151,278	$107,665

 The accompanying notes are an integral part of these financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,

	2014	2013
Sales
Food and beverage	$410,753	$255,836
Vending receipts	1,543	1,234
Total sales	412,296	257,070

Cost of Goods Sold	337,548	181,100

Gross Profit	74,748	75,970

Operating Expenses
Telephone and utilities	20,857	1,942
Legal, accounting and professional fees	52,286	1,152
Rent	26,113	13,200
Advertising	4,606	13,347
Repairs and maintenance	13,119	15,899
Bank and credit card processing charges	10,336	6,089
Wages and taxes	37,588	11,456
Depreciation	5,658	4,431
Other	36,784	43,037
Total Operating Expenses	207,346	110,553

Loss From Operations	(132,598)	(34,583)

Other Expenses (Income)
Interest expense	963	-
Derivative expense	169,815	-
Change in Derivative Liability	(310,907)	-
Loss on Conversion of Debt	543,182	-
Amortization expense on discount of debt	74,602	-
Total Other Expenses (Income)	477,655	-

Net Loss	$(610,253)	$(34,583)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	523,740,223	53,965,942
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)

 The accompanying notes are an integral part of these financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
AS OF MARCH 31, 2014

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit
Balance at December 31, 2013	140,623	$141	145,732,680	$145,733	$507,280	$-	$(1,327,174)	$(674,020)

Issuance of common
stock to convertible noteholders	-	-	442,228,187	442,228	-	284,948	-	727,176

Net loss	-	-	-	-	-	-	(610,253)	(610,253)

Balance at March 31, 2014	140,623	$141	587,960,867	$587,961	$507,280	$284,948	$(1,937,427)	$(557,097)

 The accompanying notes are an integral part of these financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,

	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(610,253)	$(34,583)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	5,658	4,431
Amortization of deferred financing costs	2,696	-
Amortization of discount on debt	74,602	-
Change in derivative liability	(310,907)	-
Initial derivative liability expense	169,815	-
Loss on conversion of debt	543,182	-
Changes in Assets and Liabilities
Decrease (Increase) in prepaid expense	1,896	(522)
Decrease in inventory	14	-
Decrease (Increase) in credit card receivable	1,705	(5,113)
(Increase) in security deposits	(275)	-
(Decrease) in checks written in excess of cash balance	(13,555)	-
Increase in accounts payable	24,010	3,858
(Decrease) increase in accrued wages and payroll expenses	(908)	1,639
Increase in accrued interest	986	-
Increase in accrued interest – related parties	620	-
(Decrease) in accrued interest – convertible notes payable	(645)	-
Net Cash used in Operating Activities	(111,359)	(30,290)

Cash Flows from Investing Activities:
Purchase of property and equipment	(898)	-
Payment of security deposit	-	(1,725)
Net Cash Provided by (Used in) Investing Activities	(898)	(1,725)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	236,149	38,944
Proceeds from notes payable	100
Proceeds from convertible notes payable	120,100	-
Payments of notes payable - related parties	(192,184)
Payment of distributions to members	-	(11,018)
Net Cash Provided by Financing Activities	164,165	27,926

Net Increase (Decrease) in Cash and Cash Equivalents	51,908	(4,089)
Cash and Cash Equivalents – Beginning	5,022	4,089
Cash at End of Period	$56,930	$-

Supplemental Cash Flow Information:
Cash paid for interest	$3	$-
Cash paid for income taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2013. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated financial statements for the three months ended March 31, 2014 include the financial statement of the Company and its operating subsidiary Carmela’s Pizzeria. For the three months ended March 31, 2013, the consolidated financial statements includes only Carmela’s. For the year ended December 31, 2013 the consolidated financial statements include the accounts of Carmela’s for the full year and the Company from October 1, 2013 through December 31, 2013.

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2014. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of March 31, 2014 and December 31, 2013, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The fair values of cash and cash equivalents pre-paid expenses, accounts receivable, inventory, deferred charges, accounts payable and accrued expenses, and notes payable approximate their carrying amounts because of the short maturities of these instruments.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were warrants outstanding convertible into 53,965,942 shares of common stock at March 31, 2014. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $4,606 and $13,347 during the three month periods ended March 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Depreciation expense totaled $5,658 and $4,431 for the three month periods ended March 31, 2014 and 2013, respectively.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product/service is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products/services.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. During the three months ended March 31, 2014, the Company did not issue any stock-based payments to its employees.

Accounting Pronouncements

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTES PAYABLE

The Company has outstanding a promissory note for $50,000 issued in 2011. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $986 for the three months ended March 31, 2014. An additional note in the amount of $100 was issued in the quarter ended March 31, 2014 and accrued interest expense of $1 during the quarter.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by the members have loaned monies to Carmela’s for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company. The total amount due under these notes was $100,687 as of December 31, 2013. An additional $12,566 was loaned during the quarter ended March 31, 2014 for total loans outstanding at March 31, 2014 of $113,254. In addition, there is $31,400 in notes payable to parties related to the Company with interest expensed during the quarter of $620. Accordingly there was $144,653 in related party notes payable at March 31, 2014.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Effective with the Share Exchange at October 1, 2013, the outstanding convertible debt of GRAS was assumed by Carmela’s, the accounting acquirer, incorporating the following notes and transactions:

On June 15, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $83,500 with an interest rate of 8% per annum that is due on March 9, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the sixty trading days before the conversion. This note is currently in default. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the $6,350 remaining balance along with $3,340 in accrued interest on the this note to 27,685,715 shares at a price of $0.00035 per share. The remaining balance of the note after the conversions was $-0-. An $84,610 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On August 13, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $20,000 with an interest rate of 8% per annum due on August 3, 2013. The note is convertible by the holder after 180 days at 35% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $20,000 balance along with $1,600 in accrued interest on this note to 56,614,286 shares at a price of $0.00034 per share. The remaining balance of the note after the conversions was $-0-. A $123,850 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On April 15, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $53,000 with an interest rate of 8% per annum due on October 30, 2013. The note is convertible by the holder after 180 days at 40% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $53,000 balance along with $2,120 in accrued interest on this note to 137,800,000 shares at a price of $0.0004 per share. The remaining balance of the note after the conversions was $-0-. A $259,903 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On April 15, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $15,500 with an interest rate of 8% per annum due on November 15, 2013. The note is convertible by the holder after 180 days at 40% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $15,500 balance along with $620 in accrued interest on this note to 40,300,000 shares at a price of $0.0004 per share. The remaining balance of the note after the conversions was $-0-. A $51,905 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On May 14, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on February 13, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $32,500 balance along with $1,300 in accrued interest on this note to 75,111,111 shares at a price of $0.00045 per share. The remaining balance of the note after the conversions was $-0-. A $111,209 decrease in derivative liability was recorded as a result of these conversions.

On June 24, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $7,500 with an interest rate of 8% per annum due on March 19, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued a notice of conversion to convert the entire $7,500 balance along with $300 in accrued interest on this note to 17,333,333 shares at a price of $0.00045 per share. The remaining balance of the note after the conversions was $-0-. A $27,314 decrease in derivative liability was recorded as a result of these conversions.

On September 19, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on June 12, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued a notice of conversion to convert $16,600 in principal on this note to 36,888,889 shares at a price of $0.00045 per share. The remaining balance of the note after the conversions was $15,900. A $27,933 decrease in derivative liability was recorded as a result of these conversions.

As of December 31, 2013 there was a total of $11,133 due to an unaffiliated Trust in convertible notes payable that were convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. During the three months ended March 31, 2014 an additional $15,100 was loaned under the same conversion terms but are not convertible until six months following their issuance date. During the three month period ended March 31, 2014 the Trust issued a notice of conversion to convert $2,700 in principal on these notes to 6,000,000 shares at a price of $0.00045 per share. The remaining balance of these notes after the conversion was $23,533. A $14,013 decrease in derivative liability was recorded as a result of the conversion.

At December 31, 2013, an $18,000 unsecured demand promissory note was outstanding with an interest rate of 8% convertible to common stock at 45% of the lowest trading price in the thirty trading days before the conversion, creating a derivative liability. During the three month period ended March 31, 2014 the holder of this note issued notices of conversion to convert the entire $18,000 balance on this note plus $138 in accrued interest to 36,643,111 shares at a price of $0.0005 per share. The remaining balance of the note after the conversions was $-0-. A $61,473 decrease in derivative liability was recorded as a result of these conversions.

At December 31, 2013, the Company had an outstanding convertible promissory note to CareBourn Capital in the principal amount of $2,010 with an interest rate of 8% per annum due on December 19, 2013. During the quarter ended December 31, 2013, CareBourn Capital converted the $2,010 balance on this note plus $416 in accrued interest to 7,851,742 shares at a price of $0.0005 per share. The remaining balance of the note after the conversions was $-0-. A $22,915 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On October 1, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $9,300 with an interest rate of 8% per annum due on June 1, 2014 upon the conversion of $9,300 in accounts payable to Cresthill. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issuance date. During the quarter ended March 31, 2014 this note was assigned to CareBourn Capital and the entire $9,300 balance due remained outstanding.

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. The entire balance of this note remained outstanding at March 31, 2014.

On November 10, 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at March 31, 2014.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at March 31, 2014.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. The entire balance of these notes remained outstanding at March 31, 2014.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at March 31, 2014.

On March 3, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at March 31, 2014.

Total interest expense on these notes was $755 for the three months ended March 31, 2014.

A summary of the derivative liability related to convertible notes payable as of March 31, 2014 is as follows. These amounts do not include convertible notes that may not yet be convertible or that are currently in default. As of March 31, 2014, the total face value of convertible notes payable was $208,733.

Face Value	Balances 12/31/13	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions three months ended 3/31/14	Balances 3/31/14
2013 Notes	$260,294	-	-	$(174,160)	$86,134
2014 Notes	-	$122,600	-	-	122,600
Note discount	$(55,423)	(105,000)	$74,602	-	(85,821)
Total	$204,871	$17,600	$74,602	$(174,160)	$122,913

NOTE 8 – DERIVATIVE LIABILITY

The Company has determined that the conversion features of certain of its notes represent an embedded derivative since the notes are convertible into a variable number of shares upon conversion. Accordingly, they are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the notes. Such discount will be accreted from the commencing date of conversion period to the maturity date of the notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet.

The beneficial conversion feature included in notes resulted in initial debt discounts of $193,500 and an initial loss on the valuation of the derivative liabilities of $168,950 based on the initial fair value of the derivative liabilities of $362,450. The fair value of the embedded derivative liabilities were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	10/27/13	12/9/13	12/23/13	12/27/13	3/19/14	1/9/14	1/16/14	2/18/14
Note amount	$12,737	$5,000	$2,500	$2,500	$32,500	$5,000	$5,000	$62,500
Stock price at convertible date	$.0005	$.0006	$.0005	$.00048	$.0005	$.00084	$.0008	$.00069
Expected life (years)	.5	.5	.75	.75	.23	.50	.50	.50
Risk free interest rate	.10%	.10%	.10%	.10%	.12%	.07%	.07%	.07%
Volatility	295.0%	259.7%	319.1%	319.1%	157.04%	420.22%	420.88%	401.57%
Initial derivative value	$27,027	$9,204	$17,783	$12,663	$54,688	$16,621	$12,122	$191,384

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

Note convertible date	10/27/13	12/9/13	12/23/13	12/27/13	3/19/14	1/19/14	1/16/14	2/18/14
Note amount	$3,433	$5,000	$2,500	$2,500	$15,900	$5,000	$5,000	$62,500
Stock price at convertible date	$.00044	$.00055	$.00045	$.00045	$.00045	$.00045	$.00045	$.00045
Expected life (years)	.07	.19	.48	.48	.20	.27	.29	.38
Risk free interest rate	.02%	.05%	.07%	.07%	.05%	.05%	.05%	.07%
Volatility	249.74%	173.01%	421.35%	421.35%	173.01%	183.89%	203.03%	417.09%
3/31/14 derivative value	$5,843	$7,344	$6,102	$6,102	$24,092	$8,920	$9,168	$147,473

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 950,000,000 common shares with a par value of $0.001 per share.

On October 31, 2013, the Company effected a 1 for 100 reverse split of its common stock whereby the 949,839,719 pre-split shares of common stock outstanding became 9,498,413 shares post-split. There was no change in authorized shares of the Company.

All share information presented in these financial statements and accompanying footnotes has been presented showing the historical changes in stockholders’ deficit of Carmela’s, the accounting acquirer in the Share Exchange, and including that of the Company following the Share Exchange as of October 31, 2013.

2014 Common Stock Issuances

During the three months ended March 31, 2014, the Company issued 442,228,187 shares of common stock upon conversion of $183,994 in convertible notes and interest payable representing a value of $0.00044 per share.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of March 31, 2014 no conversion has taken place.

On July 15, 2013, the board of directors of the Company authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock were issued on the conversion of debt payable by the Company, including $40,000 to the Company's then Chief Financial Officer, Henry Fong. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders. As of March 31, 2014 no conversion has taken place.

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

NOTE 10 - SUBSEQUENT EVENTS

In the period following March 31, 2014 and the filing of this report, the Company issued additional convertible promissory notes totaling $62,000 that are convertible into common stock of the Corporation including $37,000 at a discount of 50% of the market price of the Company’s common stock and $25,000 at a discount of 60% of the market price of the Company’s common stock.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those reported above.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this report.

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

Effective with the acquisition, Carmela’s is treated as the continuing reporting entity that acquired the Company. The quarterly and annual reports filed after the transaction, including this report, have been prepared as if Carmela’s (accounting acquirer) were the legal successor to the Company’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Carmela’s for all periods prior to the share exchange; and consolidated with the Company from the date of the share Exchange. All share and per share amounts of Carmela’s have been retroactively adjusted to reflect the legal capital structure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $610,253 for the three months ended March 31, 2014. During the three month period, we had cash flow used by operations of $111,359, net cash used in investing activities of $898, and cash flows provided by financing activities of $164,165. At the end of the three month period ended March 31, 2014, our cash balance was $56,930.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $111,359, which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $(63,794) and loss on conversion of debt of $543,182, all related to our convertible notes outstanding. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the period ended March 31, 2014 totaled $13,848 with an increase in accounts payable of $24,010 as the single largest change.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $898 that included the purchase of equipment for the Carmela’s restaurants.

CASH FLOWS FROM FINANCING ACTIVITIES. For the three months ended March 31, 2014, cash flows from financing activities was $165,165, which consisted primarily of proceeds from issuance of convertible notes payable of $120,100 and proceeds from notes payable related parties totaling $236,149 that was offset by $192,184 for payments made on notes payable related parties.

INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. As we expect that funds from our operations will be insufficient to meet our operating requirements as a public company and for future expansion, we will need to seek other sources of financing to maintain liquidity. This will most likely include further convertible notes and other security instruments that will incur substantial dilution to our current stockholders.

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

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in the remainder of the fiscal year 2014.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

Three month period ended March 31, 2014 versus March 31, 2013

Operating Expenses

We had a net loss of $610,253 for the three months ended March 31, 2014 as compared to a loss of $34,583 for the three months ended March 31, 2013. Our gross sales in the three months ended March 31, 2014 were $412,296 with cost of goods sold of $337,548 for a gross profit of $74,748. This compared to gross revenues of $257,070, costs of goods sold of $181,100 and gross profit of $75,970 for the three months ended March 31, 2013. Our sales in the 2014 period increased $155,226, or approximately 60% versus 2013 primarily due to the addition of the Brookville location. Cost of goods sold increased by approximately 86% to approximately 81% of sales in 2014 versus 70% of sales in 2013. This increase is primarily the result of increases in food costs, including but not limited to, pizza cheese price increases, along with increase waste in the buffet due to reduced dine-in business attributable to the severe winter weather in 2014.

Total operating expenses were $207,346 for the three months ended March 31, 2014 versus $110,553 for the three months ended March 31, 2013 resulting in loss from operations of $132,598 and $34,583 in the 2014 and 2013 periods, respectively. The single most significant factor for the increase in operating expenses was the consolidation of the operations of Carmela’s with that of the Company and the costs of operating a publicly traded entity. This included a roughly $51,000 increase in legal, accounting and professional fees. In addition, increases in wages and taxes as well as telephone and utilities from operating up to four stores in the 2014 period also contributed to the increase.

Other Expenses

Other expenses were $477,655 for the three months ended March 31, 2014 as compared to $0 for the three months ended March 31, 2013. This is due to the addition of convertible promissory notes in the 2014 period with the combination of Carmela’s and the Company, as Carmela’s had no convertible debt prior to the transaction in October 2013. The primary expense for the corresponding derivative liabilities include derivative income of $67,342 along with change in derivative liability of $(73,750); and amortization expense on discount of debt of $74,602. The most significant expense was loss on conversion of debt totaling $543,182 in the three months ended March 31, 2014 as approximately $184,000 in principal and interest on convertible notes was converted to stock at significant discounts to market up to 65%. These losses apply only to convertible notes that are in default at the time of conversion with no derivative liability. This expense will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock and those notes are converted at discounts to market causing losses on conversion. These losses may not be as large, however, as the conversion terms of the Company’s current convertible notes outstanding are more favorable to the Company with discounts ranging from 65% to 40% off of market.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of March 31, 2014, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

Due to the small size and limited financial resources, we have inadequate segregation of duties within accounting functions and results in an overall lack of internal control. As a result, there is little segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of a few individuals. This limited segregation of duties represents a material weakness. We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2014, we issued 442,228,187 shares of our common stock upon the conversion of convertible notes payable totaling $183,994 in principal and interest. In addition, we incurred $543,182 in losses on these conversions due to the difference in market and exercise prices on the dates of conversion for a total cost to the Company of $727,176 or $0.0016 per share.

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

Greenfield Farms Food, Inc.

Date: July 14, 2014	By:	/s/ Ronald Heineman
Ronald Heineman Principal Executive Officer

Date: July 14, 2014	By:	/s/ Henry Fong
Henry Fong Principal Financial Officer

