Form 10-Q
period 2014-06-30
Greenfield Farms Food, Inc.
filed 2014-08-14
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-157281

GREENFIELD FARMS FOOD, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2909561
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at August 1, 2014: 735,760,224

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$73,571	5,022
Prepaid expense	1,795	3,691
Credit card receivables	4,488	4,918
Inventory	8,472	8,486
Deferred charges	4,555	4,361
Total Current Assets	92,881	26,478

Property and Equipment
Equipment, computer hardware and software	149,289	148,390
Accumulated depreciation	(84,122)	(72,806)
Property and equipment, net	65,167	75,584

Other Assets
Security deposits	5,878	5,603

Total Assets	$163,926	$107,665

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Checks written in excess of bank balance	$-	$13,555
Accounts payable	115,196	99,009
Accrued wages and payroll expenses	20,215	23,753
Accrued interest	11,726	9,742
Accrued interest – related parties	10,887	9,641
Accrued interest – convertible notes payable	11,063	19,290
Derivative liability	214,194	251,137
Notes payable	50,100	50,000
Notes payable – related parties	205,348	100,687
Convertible notes payable, net of debt discount	187,201	204,871

Total Liabilities	825,930	781,685

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
Common stock, par value $.001
950,000,000 shares authorized;
653,340,771 and 145,732,680 shares issued and outstanding, respectively	653,341	145,733
Warrants	507,280	507,280
Additional paid-in capital	275,974	-
Accumulated deficit	(2,098,740)	(1,327,174)

Total Stockholders' Deficit	(662,004)	(674,020)

Total Liabilities and Stockholders’ Deficit	$163,926	$107,665

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales
Food and beverage	$400,709	$317,535	$811,462	$573,371
Vending receipts	201	1,594	1,744	2,828
Total sales	400,910	319,129	813,206	576,199

Cost of Goods Sold	334,627	236,260	672,175	418,060

Gross Profit	66,283	82,869	141,031	158,139

Operating Expenses
Telephone and utilities	$28,629	22,082	49,486	41,986
Legal, accounting and professional fees	38,046	1,674	90,332	2,826
Rent	15,740	17,274	41,853	30,474
Advertising	6,370	11,440	10,976	24,787
Repairs and maintenance	5,595	5,575	18,714	21,474
Bank and credit card processing charges	8,493	4,365	18,829	10,454
Wages and taxes	21,764	11,601	59,352	23,057
Depreciation	5,659	4,431	11,317	8,862
Other	32,696	30,697	69,479	55,072
Total Operating Expenses	162,990	109,139	370,338	218,992

Loss From Operations	(96,707)	(26,270)	(229,306)	(60,853)

Other Expenses (Income)
Interest expense	$8,284	-	9,247	-
Derivative expense	23,447	-	193,262	-
Change in derivative liability	(71,798)	-	(382,705)	-
Loss on conversion of debt	29,684	-	572,866	-
Amortization expense on discount of debt	74,988	-	149,590	-
Total Other Expenses (Income)	64,605	-	542,260	-

Loss Before Provision for Income Tax	(161,312)	(26,270)	(771,566)	(60,853)

Provision for Income Tax	-	-	-	-

Net Loss	$(161,312)	$(26,270)	$(771,566)	$(60,853)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	491,432,771	53,965,942	572,188,779	53,965,942
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
AS OF JUNE 30, 2014

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit
Balance at December 31, 2013	140,623	$141	145,732,680	$145,733	$507,280	$-	$(1,327,174)	$(674,020)

Issuance of common
stock to convertible noteholders	-	-	507,608,091	507,608	-	275,974	-	783,582

Net loss	-	-	-	-	-	-	(771,566)	(771,566)

Balance at June 30, 2014	140,623	$141	653,340,771	$653,341	$507,280	$275,974	$(2,098,740)	$(662,004)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(771,566)	$(60,853)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	11,317	8,862
Amortization of deferred financing costs	6,056	-
Amortization of discount on debt	149,590	-
Change in derivative liability	(382,705)	-
Initial derivative liability expense	193,262	-
Loss on conversion of debt	572,866	-
Changes in Assets and Liabilities
Decrease (Increase) in prepaid expense	1,896	(928)
Decrease in inventory	14	3,183
Decrease (Increase) in credit card receivable	430	(7,804)
(Increase) in security deposits	(275)	-
(Decrease) in checks written in excess of cash balance	(13,555)	-
Increase in accounts payable	16,188	13,230
(Decrease) increase in accrued wages and payroll expenses	(3,539)	(2,713)
Increase in accrued interest	1,984	-
Increase in accrued interest – related parties	1,246	-
(Decrease) in accrued interest – convertible notes payable	3,129	-
Net Cash used in Operating Activities	(213,662)	(47,023)

Cash Flows from Investing Activities:
Purchase of property and equipment	(898)	-
Payment of security deposit	-	(1,725)
Net Cash Provided by (Used in) Investing Activities	(898)	(1,725)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	356,156	72,254
Proceeds from notes payable	100	-
Proceeds from convertible notes payable	178,350	-
Payments of notes payable - related parties	(251,497)	-
Payment of distributions to members	-	(27,595)
Net Cash Provided by Financing Activities	283,109	44,659

Net Increase in Cash and Cash Equivalents	68,549	(4,089)
Cash and Cash Equivalents – Beginning	5,022	4,089
Cash and Cash Equivalents End of Period	$73,571	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,274	$-
Cash paid for income taxes	-	$-

GREENFIELD FARMS FOOD, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

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

The consolidated financial statements for the six months ended June 30, 2014 include the financial statement of the Company and its operating subsidiary Carmela’s Pizzeria. For the six months ended June 30, 2013, the consolidated financial statements includes only Carmela’s. For the year ended December 31, 2013 the consolidated financial statements include the accounts of Carmela’s for the full year and the Company from October 1, 2013 through December 31, 2013.

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six month period ended June 30, 2014. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of June 30, 2014 and December 31, 2013, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

The Company has determined that its derivative liabilities related to convertible notes payable fall under Level 2. Derivative liabilities were $214,194 and $251,137 at June 30, 2014 and 2013, respectively.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were warrants outstanding convertible into 53,965,942 shares of common stock at June 30, 2014. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $10,976 and $24,787 during the six month periods ended June 30, 2014 and 2013, respectively.

Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Depreciation expense totaled $11,317 and 8,862 for the six month periods ended June 30, 2014 and 2013, respectively.

Revenue Recognition
The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product/service is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products/services.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. During the six months ended June 30, 2014, the Company did not issue any stock-based payments to its employees.

Accounting Pronouncements
No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTES PAYABLE

The Company has outstanding a promissory note for $50,000 issued in 2011. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $1,984 for the six months ended June 30, 2014. An additional note in the amount of $100 was issued in the quarter ended March 31, 2014 and accrued interest expense of $3 during the six month period ended June 30, 2014.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by the members have loaned monies to Carmela’s for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company. The total amount due under these notes was $100,687 as of December 31, 2013. An additional $73,261, net of payments, was loaned during the six month period ended June 30, 2014 for total loans outstanding at June 30, 2014 of $173,948. In addition, there is $31,400 in notes payable to parties related to the Company with interest expensed during the six month period ended of $1,246. Accordingly there was $205,348 in related party notes payable at June 30, 2014.

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

On September 19, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on June 12, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued a notice of conversion to convert $16,600 in principal on this note to 36,888,889 shares at a price of $0.00045 per share. The remaining balance of the note after those conversions was $15,900. In April 2014, the remaining balance of this note was acquired by CareBourn Capital, which converted the entire remaining balance of $15,900 plus $1,378 in interest into 38,395,133 shares at a price of $0.00045 per shares. The remaining balance of this note after these conversions was $-0- at June 30, 2014. A $52,025 decrease in derivative liability was recorded as a result of these conversions.

As of December 31, 2013 there was a total of $11,133 due to an unaffiliated Trust in convertible notes payable that were convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. During the three months ended March 31, 2014 an additional $15,100 was loaned under the same conversion terms but are not convertible until six months following their issuance date. During the three month period ended March 31, 2014 the Trust issued a notice of conversion to convert $2,700 in principal on these notes to 6,000,000 shares at a price of $0.00045 per share. The remaining balance of these notes after the conversion was $23,533 at June 30, 2014. A $14,013 decrease in derivative liability was recorded as a result of the conversion.

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

On October 1, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $9,300 with an interest rate of 8% per annum due on June 1, 2014 upon the conversion of $9,300 in accounts payable to Cresthill. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issuance date. During the quarter ended March 31, 2014 this note was assigned to CareBourn Capital, which converted the entire note balance of $9,300 along with $145 in accrued interest into 26,984,771 shares of common stock at $0.0005 per share. The remaining balance of this note was $-0- after this conversion and a loss on the conversion of $39,683 was recorded for the difference in the market value and the conversion price on the date of conversion.

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. The entire balance of this note remained outstanding at June 30, 2014.

On November 25, 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2014.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2014.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. The entire balance of these notes remained outstanding at June 30, 2014.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2014.

On March 3, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2014.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2014.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2014.

Total interest expense on these notes was $5,803 for the six months ended June 30, 2014.

A summary of the derivative liability related to convertible notes payable as of June 30, 2014 is as follows. These amounts do not include convertible notes that may not yet be convertible or that are currently in default. As of June 30, 2014, the total face value of convertible notes payable was $245,533.

Face Value	Balances 12/31/13	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions six months ended 6/30/14	Balances 6/30/14
2013 Notes	$260,294	-	-	$(199,360)	$60,934
2014 Notes	-	$184,600	-	-	184,600
Note discount	$(55,423)	(152,500)	$149,590	-	(58,333)
Total	$204,871	$32,100	$149,590	$(199,360)	$187,201

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

The beneficial conversion feature included in the notes resulted in initial debt discounts of $193,500 and an initial loss on the valuation of the derivative liabilities of $168,950 based on the initial fair value of the derivative liabilities of $362,450. The fair value of the embedded derivative liabilities were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	12/23/13	12/27/13	1/9/14	1/16/14	2/18/14	4/29/14	6/5/14
Note amount	$2,500	$2,500	$5,000	$5,000	$62,500	$25,000	$22,500
Stock price at convertible date	$.0005	$.00048	$.00084	$.0008	$.00069	$.0011	$.0008
Expected life (years)	.75	.75	.50	.50	.50	.25	.23
Risk free interest rate	.10%	.10%	.07%	.07%	.07%	.02%	.12%
Volatility	319.1%	319.1%	420.22%	420.88%	401.57%	96.79%	105.85%
Initial derivative value	$17,783	$12,663	$16,621	$12,122	$191,384	$43,040	$27,907

At June 30, 2014, the following notes remained convertible and not fully converted or in default. All convertible notes in default were no longer valued for the derivative liability and a loss on the conversion of stock will be recorded at the time of any future conversion. The fair value of the embedded derivative liabilities on the remaining convertible notes was calculated at June 30, 2014 utilizing the following assumptions:

Note convertible date	12/23/13	12/27/13	1/9/14	1/16/14	2/18/14	4/29/14	6/5/14
Note amount	$2,500	$2,500	$5,000	$5,000	$62,500	$25,000	$22,500
Stock price at convertible date	$.00036	$.00036	$.00028	$.00028	$.00032	$.00036	$.00036
Expected life (years)	.23	.24	.02	.04	.13	.08	.16
Risk free interest rate	.07%	.04%	.01%	.01%	.02%	.03%	.05%
Volatility	84.87%	83.79%	1%	1%	2.71%	1%	24.79%
6/30/14 derivative value	$3,757	$3,758	$11,072	$11,072	$113,283	$37,500	$33,752

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

2014 Common Stock Issuances

During the six months ended June 30, 2014, the Company issued 507,608,091 shares of common stock upon conversion of $210,716 in principal and interest payable on convertible notes representing a value of $0.00042 per share. In addition, we incurred loss on conversion of the shares totaling $572,866 for a total cost to the Company of $783,582.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of June 30, 2014 no conversion has taken place.

On July 15, 2013, the board of directors of the Company authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock were issued on the conversion of debt payable by the Company, including $40,000 to the Company's then Chief Financial Officer, Henry Fong. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders. As of June 30, 2014 no conversion has taken place.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those reported above.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $771,566 for the six months ended June 30, 2014. During the six month period, we had cash flow used by operations of $213,662, net cash used in investing activities of $898, and cash flows provided by financing activities of $283,109. At the end of the six month period ended June 30, 2014, our cash balance was $73,571.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $213,662, which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $(33,797) and loss on conversion of debt of $572,866, all related to our convertible notes outstanding. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the period ended June 30, 2014 totaled $7,519 with an increase in accounts payable of $16,188 as the single largest change.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $898 that included the purchase of equipment for the Carmela’s restaurants.

CASH FLOWS FROM FINANCING ACTIVITIES. For the six months ended June 30, 2014, cash flows from financing activities was $283,109, which consisted primarily of proceeds from issuance of convertible notes payable of $178,350 and proceeds from notes payable related parties totaling $356,156 that was offset by $251,497 for payments made on notes payable related parties.

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

RESULTS OF OPERATIONS.

Six month period ended June 30, 2014 versus June 30, 2013

We had a net loss of $771,566 for the six months ended June 30, 2014 as compared to a loss of $60,853 for the six months ended June 30, 2013. Our gross sales in the six months ended June 30, 2014 were $811,462 with cost of goods sold of $672,175 for a gross profit of $141,031. This compared to gross sales of $573,371, costs of goods sold of $418,060 and gross profit of $158,139 for the six months ended June 30, 2013. Our sales in the 2014 period increased $238,091, or approximately 42% versus 2013 primarily due to the maturing and sales growth of the Company’s Brookville location. Cost of goods sold increased by approximately 61% to approximately 83% of sales in 2014 versus 73% of sales in 2013. This increase is primarily the result of increased coupon distribution to attract new customers and increased cheese and pork prices.

Total operating expenses were $370,338 for the six months ended June 30, 2014 versus $218,992 for the six months ended June 30, 2013 resulting in loss from operations of $229,306 and $60,853 in the 2014 and 2013 periods, respectively. The single most significant factor for the increase in operating expenses was the consolidation of the operations of Carmela’s with that of the Company and the costs of operating a publicly traded entity. This included a roughly $87,500 increase in legal, accounting and professional fees. In addition, increases in wages and taxes, bank and credit card processing charges as well as telephone and utilities from operating up to four stores in the 2014 period also contributed to the increase.

Other Expenses

Other expenses were $542,260 for the six months ended June 30, 2014 as compared to $0 for the six months ended June 30, 2013. This is due to the addition of convertible promissory notes in the 2014 period with the combination of Carmela’s and the Company, as Carmela’s had no convertible debt prior to the transaction in October 2013. The primary expense for the corresponding derivative liabilities include derivative expense of $193,262 along with change in derivative liability of $(382,705); and amortization expense on discount of debt of $149,590. The most significant expense was loss on conversion of debt totaling $572,866 in the six months ended June 30, 2014 as approximately $211,000 in principal and interest on convertible notes was converted to stock at significant discounts to market up to 65%. These losses apply only to convertible notes that are in default at the time of conversion with no derivative liability. This expense will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock and those notes are converted at discounts to market causing losses on conversion. These losses may not be as large, however, as the conversion terms of the Company’s current convertible notes outstanding are more favorable to the Company with discounts ranging from 65% to 40% off of market.

Three month period ended June 30, 2014 versus June 30, 2013

We had a net loss of $161,312 for the three months ended June 30, 2014 as compared to a loss of $26,270 for the three months ended June 30, 2013. Our gross sales in the three months ended June 30, 2014 were $400,709 with cost of goods sold of $334,627 for a gross profit of $66,283. This compared to gross revenues of $317,535, costs of goods sold of $236,260 and gross profit of $82,869 for the three months ended June 30, 2013. Our sales in the 2014 period increased $83,174, or approximately 26% versus 2013 primarily due to the maturing and sales growth of the Company’s Brookville location. Cost of goods sold increased by approximately 42% to approximately 84% of sales in 2014 versus 74% of sales in 2013. This increase is primarily the result of increased coupon distribution to attract new customers and increased cheese and pork prices.

Total operating expenses were $162,990 for the three months ended June 30, 2014 versus $109,139 for the three months ended June 30, 2013 resulting in loss from operations of $96,707 and $26,270 in the 2014 and 2013 periods, respectively. The single most significant factor for the increase in operating expenses was the consolidation of the operations of Carmela’s with that of the Company and the costs of operating a publicly traded entity. This included a roughly $36,000 increase in legal, accounting and professional fees. In addition, increases in wages and taxes, bank and credit card processing charges as well as telephone and utilities from operating up to four stores in the 2014 period also contributed to the increase.

Other Expenses

Other expenses were $64,605 for the three months ended June 30, 2014 as compared to $0 for the three months ended June 30, 2013. This is due to the addition of convertible promissory notes in the 2014 period with the combination of Carmela’s and the Company, as Carmela’s had no convertible debt prior to the transaction in October 2013. The primary expense for the corresponding derivative liabilities include derivative expense of $23,447 along with change in derivative liability of $(71,798); and amortization expense on discount of debt of $74,988. An additional expense was loss on conversion of debt totaling $29,684 in the three months ended June 30, 2014 as approximately $26,700 in principal and interest on convertible notes was converted to stock at significant discounts to market up to 65%. These losses apply only to convertible notes that are in default at the time of conversion with no derivative liability. This expense will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock and those notes are converted at discounts to market causing losses on conversion. These losses may not be as large, however, as the conversion terms of the Company’s current convertible notes outstanding are more favorable to the Company with discounts ranging from 65% to 40% off of market.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of June 30, 2014, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended June 30, 2014, we issued 65,379,904 shares of our common stock upon the conversion of convertible notes payable totaling $26,722 in principal and interest. In addition, we incurred $53,775 in losses on these conversions due to the difference in market and exercise prices on the dates of conversion for a total cost to the Company of $80,497 or $0.0012 per share.

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
___________
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

Greenfield Farms Food, Inc.

Date: August 14, 2014	By:	/s/ Ronald Heineman
Ronald Heineman Principal Executive Officer

Date: August 14, 2014	By:	/s/ Henry Fong
Henry Fong Principal Financial Officer