Form 10-Q
period 2014-09-30
Greenfield Farms Food, Inc.
filed 2014-11-19
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Number of shares of common stock outstanding at November 1, 2014: 937,400,824

GREENFIELD FARMS FOOD, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$68,559	5,022
Prepaid expense	1,795	3,691
Credit card receivables	6,456	4,918
Inventory	8,472	8,486
Deferred charges	1,729	4,361
Total Current Assets	87,011	26,478

Property and Equipment
Equipment, computer hardware and software	149,289	148,390
Accumulated depreciation	(89,385)	(72,806)
Property and equipment, net	59,904	75,584

Other Assets
Security deposits	5,878	5,603

Total Assets	$152,793	$107,665

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Checks written in excess of bank balance	$-	$13,555
Accounts payable	92,829	99,009
Accrued wages and payroll expenses	17,171	23,753
Accrued interest	12,734	9,742
Accrued interest – related parties	11,520	9,641
Accrued interest – convertible notes payable	14,767	19,290
Derivative liability	345,044	251,137
Notes payable	50,300	50,000
Notes payable – related parties	268,476	100,687
Convertible notes payable, net of debt discount	213,858	204,871

Total Liabilities	1,026,699	781,685

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
1,000 series D shares issue and outstanding	1	-
Common stock, par value $.001
950,000,000 shares authorized;
736,260,224 and 145,732,680 shares issued and outstanding, respectively	736,260	145,733
Warrants	507,280	507,280
Additional paid-in capital	211,177	-
Accumulated deficit	(2,328,765)	(1,327,174)

Total Stockholders' Deficit	(873,906)	(674,020)

Total Liabilities and Stockholders’ Deficit	$152,793	$107,665

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales
Food and beverage	$418,904	$300,227	$1,230,366	$873,598
Vending receipts	1,580	1,339	3,324	4,167
Total sales	420,484	301,566	1,233,690	877,765

Cost of Goods Sold	348,526	215,824	1,020,701	633,884

Gross Profit	71,958	85,742	212,989	243,881

Operating Expenses
Telephone and utilities	$24,601	26,771	74,087	68,757
Legal, accounting and professional fees	15,247	7,002	105,579	9,828
Rent	11,100	14,950	52,953	45,424
Advertising	6,173	11,421	17,149	36,208
Repairs and maintenance	7,703	8,576	26,417	30,050
Bank and credit card processing charges	7,423	5,141	26,252	15,595
Wages and taxes	23,178	3,113	82,530	26,170
Depreciation	5,262	4,431	16,579	13,293
Other	39,359	23,780	108,838	78,852
Total Operating Expenses	140,046	105,185	510,384	324,177

Loss From Operations	(68,088)	(19,443)	(297,395)	(80,296)

Other Expenses (Income)
Interest expense	$8,619	-	17,866	-
Derivative expense	49,542	-	242,804	-
Change in derivative liability	31,208	-	(351,497)	-
Loss on conversion of debt	-	-	572,866	-
Amortization expense on discount of debt	72,567	-	222,157	-
Total Other Expenses (Income)	161,936	-	704,196	-

Loss Before Provision for Income Tax	(230,024)	(19,443)	(1,001,591)	(80,296)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(230,024)	$(19,443)	$(1,001,591)	$(80,296)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	361,978,707	53,965,942	610,182,063	53,965,942
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
AS OF SEPTEMBER 30, 2014

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit
Balance at December 31, 2013	140,623	$141	145,732,680	$145,733	$507,280	$-	$(1,327,174)	$(674,020)

Issuance of common stock to convertible noteholders	-	-	590,527,544	590,527		211,178	-	801,705

Issuance of series D preferred stock	1,000	1	-	-	-	(1)	-	-

Net loss	-	-	-	-	-	-	(1,001,591)	(1,001,591)

Balance at September 30, 2014	141,623	$142	736,260,224	$736,260	$507,280	$211,177	$(2,328,765)	$(873,906)

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(1,001,591)	$(80,296)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	16,579	13,293
Amortization of deferred financing costs	8,882	-
Amortization of discount on debt	222,157	-
Change in derivative liability	(351,497)	-
Initial derivative liability expense	242,804	-
Loss on conversion of debt	572,866	-
Changes in Assets and Liabilities
Decrease (Increase) in prepaid expense	1,896	(437)
Decrease in inventory	14	-
Decrease (Increase) in credit card receivable	(1,538)	(8,541)
(Increase) in security deposits	(275)	-
(Decrease) in checks written in excess of cash balance	(13,555)	-
Increase in accounts payable	(6,179)	6,102
(Decrease) increase in accrued wages and payroll expenses	(6,583)	(6,556)
Increase in accrued interest	2,992	-
Increase in accrued interest – related parties	1,879	-
(Decrease) in accrued interest – convertible notes payable	7,491	-
Net Cash used in Operating Activities	(303,658)	(76,435)

Cash Flows from Investing Activities:
Purchase of property and equipment	(898)	(5,299)
Payment of security deposit	-	(5,100)
Net Cash Provided by (Used in) Investing Activities	(898)	(10,399)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	453,473	119,916
Proceeds from notes payable	300	-
Proceeds from convertible notes payable	200,005	-
Payments of notes payable - related parties	(285,685)	-
Payments on capital leases	-	(5,670)
Payment of distributions to members	-	(31,501)
Net Cash Provided by Financing Activities	368,093	82,745

Net Increase in Cash and Cash Equivalents	63,537	(4,089)
Cash and Cash Equivalents – Beginning	5,022	4,089
Cash and Cash Equivalents End of Period	$68,559	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,274	$-
Cash paid for income taxes	-	$-

GREENFIELD FARMS FOOD, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The consolidated financial statements for the nine months ended September 30, 2014 include the financial statement of the Company and its operating subsidiary Carmela’s Pizzeria. For the nine months ended September 30, 2013, the consolidated financial statements includes only Carmela’s. For the year ended December 31, 2013 the consolidated financial statements include the accounts of Carmela’s for the full year and the Company from October 1, 2013 through December 31, 2013.

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine month period ended September 30, 2014. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of September 30, 2014 and December 31, 2013, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

The Company has determined that its derivative liabilities related to convertible notes payable fall under Level 2. Derivative liabilities were $345,044 and $251,137 at September 30, 2014 and December 31, 2013, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were warrants outstanding convertible into 53,965,942 shares of common stock at September 30, 2014. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $10,976 and $24,787 during the nine month periods ended September 30, 2014 and 2013, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Depreciation expense totaled $16,579 and $13,293 for the nine month periods ended September 30, 2014 and 2013, respectively.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product/service is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products/services.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. During the nine months ended September 30, 2014, the Company did not issue any stock-based payments to its employees.

Accounting Pronouncements

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTES PAYABLE

The Company has outstanding a promissory note for $50,000 issued in 2011. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $2,992 for the nine months ended September 30, 2014. Additional notes in the amount of $300 were issued in the nine months ended September 30, 2014 and accrued interest expense of $6 during the nine month period ended September 30, 2014.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by officers or directors have loaned monies to Carmela’s for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company. The total amount due under these notes was $100,687 as of December 31, 2013. An additional $136,389, net of payments, was loaned during the nine month period ended September 30, 2014 for total loans outstanding at September 30, 2014 of $237,076. In addition, there is $31,400 in notes payable to parties related to the Company with interest expensed during the nine month period ended of $1,879. Accordingly there was $268,476 in related party notes payable at September 30, 2014.

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

As of December 31, 2013 there was a total of $11,133 due to an unaffiliated Trust in convertible notes payable that were convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. During the nine months ended September 30, 2014 an additional $15,100 was loaned under the same conversion terms but are not convertible until six months following their issuance date. Also during that period a total of $7,043 was repaid on these notes. During the three month period ended March 31, 2014 the Trust issued a notice of conversion to convert $2,700 in principal on these notes to 6,000,000 shares at a price of $0.00045 per share. The remaining balance of these notes after the conversion and payments was $19,190 at September 30, 2014. A $14,013 decrease in derivative liability was recorded as a result of the conversion.

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

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. The entire balance of this note remained outstanding at September 30, 2014.

On November 25, 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In April 2014, this note was sold and assigned to two entities unaffiliated with Asher or the Company. During the three month period ended September, 2014 one holder of this note issued a notice of conversion to convert $13,500 in principal and $657 in interest on this note to 62,919,453 shares at a price of $0.00023 per share. The remaining balance of the note after those conversions was $9,000. A $20,251 decrease in derivative liability was recorded as a result of this conversion.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2014.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the three month period ended September, 2014 CareBourn issued a notice of conversion to convert $3,966 in principal on these notes to 20,000,000 shares at a price of $0.0002 per share. The remaining balance of the note after those conversions was $6,034. An $8,782 decrease in derivative liability was recorded as a result of this conversion.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2014.

On March 3, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2014.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2014.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2014.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2014.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2014.

Total interest expense on these notes was $10,589 for the nine months ended September 30, 2014.

A summary of the derivative liability related to convertible notes payable as of September 30, 2014 is as follows. These amounts do not include convertible notes that may not yet be convertible or that are currently in default. As of September 30, 2014, the total face value of convertible notes payable was $249,724.

Face Value	Balances 12/31/13	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments nine months ended 9/30/14	Balances 9/30/14
2013 Notes	$260,294	-	-	$(217,204)	$43,090
2014 Notes	-	$210,600	-	(3,966)	206,634
Note discount	$(55,423)	(202,600)	$222,157	-	(35,866)
Total	$204,871	$8,000	$222,157	$(221,170)	$213,858

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

The beneficial conversion feature included in the notes resulted in initial debt discounts of $243,600 and an initial loss on the valuation of the derivative liabilities of $218,492 based on the initial fair value of the derivative liabilities of $462,092. The fair value of the embedded derivative liabilities for notes not in default were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	1/30/14	2/5/14	2/21/14	3/3/14
Note amount	$5,000	$5,100	$5,000	$35,000
Stock price at convertible date	$.0004	$.0006	$.0005	$.0004
Expected life (years)	.24	.25	.25	.48
Risk free interest rate	.03%	.03%	.03%	.05%
Volatility	104.48%	104.48%	105.31%	137.53%
Initial derivative value	$6,218	$17,571	$13,530	$62,323

At September 30, 2014, the following notes remained convertible and not fully converted or in default. All convertible notes beyond their maturity dates totaling $111,624 in principal payable are valued assuming a six month term for purposes of calculating the derivative liability. The fair value of the embedded derivative liabilities on the outstanding convertible notes was calculated at September 30, 2014 utilizing the following assumptions:

Note convertible date	1/30/14	2/5/14	2/21/14	3/3/14	Matured
Note amount	$5,000	$5,100	$5,000	$35,000	$111,624
Stock price at convertible date	$.0003	$.0003	$.0003	$.0001	$0.001
Expected life (years)	.08	.10	.14	.041	.50
Risk free interest rate	.02%	.02%	.02%	.04%	.05%
Volatility	103.73%	146.69%	146.69%	116.04%	120.52%
6/30/14 derivative value	$11,667	$11,906	$11,694	$71,293	$238,484

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

2014 Common Stock Issuances

During the nine months ended September 30, 2014, the Company issued 590,527,544 shares of common stock upon conversion of $228,839 in principal and interest payable on convertible notes representing a value of $0.00039 per share. In addition, we incurred loss on conversion of certain of the shares totaling $572,866 for a total cost to the Company of $801,705.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of September 30, 2014 no conversion has taken place.

On July 15, 2013, the board of directors of the Company authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock were issued on the conversion of debt payable by the Company, including $40,000 to the Company's then Chief Financial Officer, Henry Fong. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders. As of September 30, 2014 no conversion has taken place.

On September 22, 2014, the Board of Directors approved the creation of the Series D Preferred Stock for the issuance of up to 1,000 shares of preferred stock with a par value of $0.001 per share. The terms of the series D preferred include the right to vote in aggregate on all shareholder matters equal to 51% of the total vote no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The board approved the issuance of the 1,000 shares of series D preferred to Mr. Ronald Heineman, the Company’s Chief Executive Officer, or his assigns. This issuance was in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company does not have sufficient authorized but unissued shares of common stock to allow for any such issuances.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those reported above.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $1,001,591 for the nine months ended September 30, 2014. During the nine month period, we had cash flow used by operations of $303,658, net cash used in investing activities of $898, and cash flows provided by financing activities of $368,093. At the end of the nine month period ended September 30, 2014, our cash balance was $68,559.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $303,658, which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $122,345 and loss on conversion of debt of $572,866, all related to our convertible notes outstanding. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the period ended September 30, 2014 totaled $(13,858) with the decrease in checks written in excess of cash balance of $13,555 as the single largest change.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $898 that included the purchase of equipment for the Carmela’s restaurants.

CASH FLOWS FROM FINANCING ACTIVITIES. For the nine months ended September 30, 2014, cash flows from financing activities was $368,093, which consisted primarily of proceeds from issuance of convertible notes payable of $200,005 and proceeds from notes payable related parties totaling $453,473 that was offset by $285,685 for payments made on notes payable related parties.

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

RESULTS OF OPERATIONS.

Nine month period ended September 30, 2014 versus September 30, 2013

We had a net loss of $1,001, 591 for the nine months ended September 30, 2014 as compared to a loss of $80,296 for the nine months ended September 30, 2013. Our gross sales in the nine months ended September 30, 2014 were $1,233,690 with cost of goods sold of $1,020,701 for a gross profit of $212,989. This compared to gross sales of $877,765, costs of goods sold of $633,884 and gross profit of $243,881 for the nine months ended September 30, 2013. Our sales in the 2014 period increased $355,925, or approximately 40% versus 2013 primarily due to sales at the Brookville location. Cost of goods sold increased by approximately 61% to approximately 83% of sales in 2014 versus 72% of sales in 2013 continuing a trend from the June 30 quarter. This increase is primarily the result of increased commodity prices including cheese and meat products. We can expect this trend to continue into the fourth quarter of 2014 and possibly 2015 if commodity prices maintain their current or higher levels.

Total operating expenses were $510,384 for the nine months ended September 30, 2014 versus $324,177 for the nine months ended September 30, 2013 resulting in loss from operations of $297,395 and $80,296 in the 2014 and 2013 periods, respectively. The single most significant factor for the increase in operating expenses was the consolidation of the operations of Carmela’s with that of the Company and the costs of operating a publicly traded entity. This included a roughly $95,700 increase in legal, accounting and professional fees. In addition, increases in wages and taxes, bank and credit card processing charges from operating up to four stores in the 2014 period also contributed to the increase.

Other Expenses

Other expenses were $704,196 for the nine months ended September 30, 2014 as compared to $0 for the nine months ended September 30, 2013. This is due to the addition of convertible promissory notes in the 2014 period with the combination of Carmela’s and the Company, as Carmela’s had no convertible debt prior to the transaction in October 2013. The primary expense for the corresponding derivative liabilities include derivative expense of $242,804 along with change in derivative liability of $(351,497); and amortization expense on discount of debt of $222,157. The most significant expense was loss on conversion of debt totaling $572,866 in the nine months ended September 30, 2014 as approximately $211,000 in principal and interest on convertible notes was converted to stock at significant discounts to market up to 65%. These losses applied only to convertible notes that are in default at the time of conversion. The derivative liability expenses will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock and those notes are converted at discounts to market causing losses on conversion. These losses may not be as large, however, as the conversion terms of the Company’s current convertible notes outstanding are slightly more favorable to the Company with discounts ranging from 65% to 40% off of market instead of predominantly 65%.

Three month period ended September 30, 2014 versus September 30, 2013

We had a net loss of $230,024 for the three months ended September 30, 2014 as compared to a loss of $19,443 for the three months ended September 30, 2013. Our gross sales in the three months ended September 30, 2014 were $420,484 with cost of goods sold of $348,526 for a gross profit of $71,958. This compared to gross revenues of $301,566, costs of goods sold of $215,824 and gross profit of $85,742 for the three months ended September 30, 2013. Our sales in the 2014 period increased $118,918, or approximately 40% versus 2013 primarily due to increased store-to-store sales as well as more aggressive couponing in the 2014 period. Cost of goods sold increased by approximately 62% to approximately 83% of sales in 2014 versus 72% of sales in 2013. This increase is primarily the result of higher food commodity cost primarily for meat and cheese products.

Total operating expenses were $140,046 for the three months ended September 30, 2014 versus $105,185 for the three months ended September 30, 2013 resulting in loss from operations of $68,088 and $19,443 in the 2014 and 2013 periods, respectively. The single most significant factor for the increase in operating expenses was the consolidation of the operations of Carmela’s with that of the Company and the costs of operating a publicly traded entity. This included a roughly $8,000 increase in legal, accounting and professional fees. In addition, wages and taxes increased significantly in 2014 as a result of changes in locations and increased employee needs in the normal course of business.

Other Expenses

Other expenses were $161,936 for the three months ended September 30, 2014 as compared to $0 for the three months ended September 30, 2013. This is due to the addition of convertible promissory notes in the 2014 period with the combination of Carmela’s and the Company, as Carmela’s had no convertible debt prior to the transaction in October 2013. The primary expense for the corresponding derivative liabilities include derivative expense of $49,542 along with change in derivative liability of $31,208; and amortization expense on discount of debt of $72,567. This expense will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock and those notes are converted at discounts to market causing losses on conversion. These losses may not be as large, however, as the conversion terms of the Company’s current convertible notes outstanding are more favorable to the Company with discounts ranging from 65% to 40% off of market instead of predominantly 65%.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2014, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended September 30, 2014, we issued 82,919,453 shares of our common stock upon the conversion of convertible notes payable totaling $18,123 in principal and interest or $0.0022 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits:
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Greenfield Farms Food, Inc.

Date: November 19, 2014	By:	/s/ Ronald Heineman
Ronald Heineman Principal Executive Officer

Date: November 19, 2014	By:	/s/ Henry Fong
Henry Fong Principal Financial Officer

