Form 10-K
period 2014-12-31
Greenfield Farms Food, Inc.
filed 2015-05-28
CIK 1440517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For transition period from _____________ to _____________.

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

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of May 20, 2015 was $34,000, based on the last sale price of the issuers common stock ($0.0034 per share) as reported by the OTC Pink.

The Registrant had 18,948,923 shares of common stock outstanding as of May 18, 2015.

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

The Carmela’s Pizzeria assets and liabilities were acquired in exchange for 1,000 shares of our newly issued Series C Convertible Preferred Stock (“Series C”) that converted on October 31, 2013 into 53,965,942 shares of common stock upon the effective date of a 1 for 100 reverse split. In addition, COHP and its assigns received warrants to purchase a total of 53,965,942 shares of our common stock exercisable for a period of five years in the amounts and exercise prices as follows: 59,962 at $3.00; 59,962 at $6.00; and 59,962 at $7.50. The value of these assets was $1,586,599 at December 31, 2013, which represents the fair market value of the common stock and warrants issued in the acquisition at their issuance dates.

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

With the acquisition of Carmela’s Pizzeria operations, our business operations moving forward will focus on the operations of the existing three restaurants and we are presently formulating plans to begin offering franchise opportunities later in 2015.

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

In their opinion letter for the fiscal year ended December 31, 2014, our auditors included an explanatory paragraph that disclosed conditions that raise concerns about the Company's ability to continue as a going concern. Please refer to the audited financial statements and accompanying auditors report within this filing.

Our Operations

We currently offer two restaurant concepts in our four Company owned restaurant locations including:

•	A full-service dining room menu comprising a Carmela’s Pizzeria and including a limited pizza buffet and alcohol and a Sports Grill.

•	A smaller Carmela’s Pizzeria with full menu dining room including limited pizza buffet, delivery and carry-out; as well as a drive-thru in certain locations.

In addition, our locations may offer a “Carmela’s Treats” walk-up window offering ice cream style dessert treats offered to both diners within the restaurant or patrons looking for dessert only offerings.

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

During 2014, we announced, and are currently working on, creating a franchising concept to involve three separate business elements including:

•	A full-service dining room menu comprising a Carmela’s Pizzeria and including a limited pizza buffet and alcohol and a Sports Grill.

•	A smaller Carmela’s Pizzeria with full menu dining room including limited pizza buffet, delivery and carry-out.

•	A Carmela’s Pizzeria delivery and carry-out model similar to those of the leading pizza delivery chains and drive-thru access in some cases.

In addition, there are plans for a Carmela’s catering division as a separate business unit that prospective franchisees may add to build sales and profits. A Carmela’s Treats walk-up window concept may also be added providing a separate profit center offering ice cream desserts. We are currently working on the initial phase of the national franchising program. This will include development of the Franchise Disclosure Document (“FDD”), the legal document presented to prospective franchise buyers in the presale process. In addition, candidate review and screening for a national franchise director has commenced but not yet been completed as of the filing of this report. The Company is also working to identify a franchising partner to complete the franchise operating system, collateral marketing materials and other supporting legal documentation.

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

Food and Supply Distribution

We currently purchase our restaurant supplies from local wholesale food distributors in the Dayton, Ohio area. If we are able to expand through franchising, we will identify a suitable partner for outsourcing our warehousing and distribution services to a reputable and experienced restaurant distribution company. There are many regional and national companies to choose from that we believe will offer significant choice to tailor a program necessary for our specific needs. We may also choose to outsource our product sourcing, purchasing, quality assurance, franchisee order and billing services, and logistics support functions. These decisions will be made as we move forward with development of our franchising program during 2015.

Advertising

We presently advertise locally in the Dayton Ohio area mainly through direct marketing. As we move to create our franchising concept, we will be required to communicate a common brand message at the regional, local market and restaurant levels, to create and reinforce a strong, consistent marketing message to consumers in order to create successful franchise start-ups and garner sufficient market share. It is typical to require franchisees to participate in, and contribute to, an advertising program as part of their franchising fees. Once again, these decisions will be made as we move forward with development of our franchising program during 2015.

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

Employees

In addition to our executive officers, as of May 18, 2015 we had thirty-one full-time and thirty-two part-time employees at our four Company owned restaurants. None of our employees are currently covered by collective bargaining agreements.

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

OUR CURRENT MANAGEMENT CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS

Our current management control the company through ownership of our preferred stock. As a result, they have total control over all matters requiring approval by our stockholders without the approval of minority stockholders in some cases. They are also able to elect all of the members of our Board of Directors, which will allow them to control our affairs and management. They are also able to affect all corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. As a result, they have significant influence and control over all matters requiring approval by our stockholders. Accordingly, you are limited in your ability to affect change in how we conduct our business.

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

FUTURE ISSUANCES OF OUR COMMON STOCK COULD PUT DOWNWARD SELLING PRESSURE ON OUR SHARES AND ADVERSELY AFFECT THE STOCK PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE ITIMPOSSIBLE FOR AN INVESTOR TO SELL HIS SHARES AT ANY REASONABLE PRICE

Future issuances of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock. Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule.

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

WE HAVE RAISED CAPITAL THROUGH THE USE OF CONVERTIBLE DEBT INSTRUMENTS THAT CAUSE SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 65% discounts to the market price of our common stock on conversion and in most cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders and will continue to do so in 2015 and the foreseeable future. As of December 31, 2014, we had approximately $240,000 in convertible debt outstanding. This convertible debt balance as well as any additional convertible debt we incur in the future is very likely to cause substantial and sustained dilution to our current stockholders. We have effected two reverse stock splits over the past two years. We may need to effect further reverse splits of our common stock in the future due to significant increases in common shares outstanding as well as the trading market of our common stock to meet loan covenants for our lenders as well as to maintain minimum price levels for the effective trading lf our common stock.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company maintains office facilities provided by our Chief Financial Officer. During 2013 and 2014, there were no rents or other amounts paid for these facilities although that will not preclude the company from paying reasonable rental rates or reimbursement for use of these facilities in the future.

The Company leases its restaurant under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Location	Sq Ft	Lease End
Brookville	2,400	July 2018
New Carlisle	3,700	February 2024
Springboro	2,000	November 2016
West Manchester	2,000	December 2019

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Year ended December 31, 2015	$78,600
2016	79,000
2017	58,350
2018	48,300
Total	$264,250

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

The Company's Common Stock is not listed on any exchange; however, market quotes for the Company’s common stock may be obtained from the OTC Markets "Pink" platform (“OTCPink”). The OTCPink is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities. The following table sets forth, for the indicated fiscal periods, the high and low sales prices (as reported by the OTCPink) for the Company’s common stock. On October 31, 2013, we executed a 1 for 100 reverse split of our common stock. All per share prices have been adjusted to reflect this reverse split.

	Price
	High	Low
Fiscal year ended December 31, 2014
Quarter ended December 31, 2014	$0.0006	$0.0001
Quarter ended September 30, 2014	$0.001	$0.0002
Quarter ended June 30, 2014	$0.0028	$0.0008
Quarter ended March 30, 2014	$0.006	$0.001

Fiscal year ended December 31, 2013
Quarter ended December 31, 2013	$0.03	$0.001
Quarter ended September 30, 2013	$0.07	$0.01
Quarter ended June 30, 2013	$0.36	$0.02
Quarter ended March 30, 2013	$0.70	$0.10

Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Holders

The number of record holders of our common stock as of March 31, 2015, was 53 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name at a brokerage firm.

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

Recent Sales of Unregistered Equity Securities

During the three month period from October 1, 2014 to December 31, 2014 we issued 2,476,535 shares of our common stock upon the conversion of $48,011 in principal and interest on our various convertible notes and debentures, or $0.02 per share prior to any loss on conversions.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

We had a net loss of $1,041,117 for the year ended December 31, 2014 as compared to a loss of $520,850 for the year ended December 31, 2013. Our gross sales in 2014 were $1,603,488 with cost of goods sold of $1,345,423 for a gross profit of $258,065. This compared to gross revenues of $1,189,479 with cost of goods sold of $955,848 for a gross profit of $233,631 for the year ended December 31, 2013. Our sales in the 2014 period increased $414,009, or approximately 35% in 2014 versus 2013 primarily as a result of sales at the Brookville location. Our sales in the 2013 period decreased $150,181, or approximately 11% versus 2012 primarily as a result of Carmela’s relocating the Eaton store to Centerville and two months of lost sales associated with that relocation. Cost of goods sold increased by approximately 41% so the gross profit as a percentage of total sales decreased to 16% in 2014 from approximately 20% in 2013. This decrease is primarily the result of increased commodity prices including cheese and meat products.

Total operating expenses were $631,900 for the year ended December 31, 2014 versus $455,426 for the year ended December 31, 2013 resulting in loss from operations of $373,835 and $221,795 in the 2014 and 2013 periods, respectively. The single most significant factor for the increase in operating expenses was the consolidation of the operations of Carmela’s with that of the Company and the costs of operating a publicly traded entity. This included a roughly $62,000 increase in legal, accounting and professional fees that are primarily related to the public company operations There also was a significant increase in wages and taxes and other operating expenses in the 2014 period.

Other expenses were $667,282 for the year ended December 31, 2014 as compared to $299,055 for the year ended December 31, 2013. This increase is due to the addition of convertible promissory notes in the 2014 period including a full year of derivative liabilities associated with the convertible debt. Prior to the combination of Carmela’s and the Company, Carmela’s had no convertible debt therefore there was only convertible debt expense for the three months beginning October 1, 2013 in the year ended December 31, 2013. Loss on conversion of debt of $590,279 in 2014 versus 130,652 in the 2013 period was the single biggest expense, however, all of the derivative-based expenses were significantly higher in the 2014 period given there were four quarters of expense in 2014 versus only one quarter in 2013. This trend of higher expenses related to the convertible notes is expected to continue in 2015 as the company will continue to have considerable principal balances on convertible notes outstanding with a significant number of conversions to common stock.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, the Company had a net loss of $1,041,117 for the year ended December 31, 2014 as compared to $520,850 for the year ended December 31, 2013. During the year ended December 31, 2014, we had cash flow used by operations of $381,936, net cash used in investing activities of $4,481, and cash flows provided by financing activities of $441,238. At December 31, 2014, our cash balance was $59,843.

For the year ended December 31, 2013, the Company had a net loss of $520,850 with cash flow used by operations of $117,545, net cash used in investing activities of $28,234, and cash flows provided by financing activities of $146,712. At December 31, 2013, our cash balance was $5,022.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $381,936 which was primarily attributable to our net loss of $1,041,117, offset by non-cash adjustments to derivative liabilities totaling $701,156. The adjustments to reconcile the net loss to net cash for the period ended December 31, 2013 also included depreciation expense of $22,014 and changes in asset and liabilities of $(41,975).

CASH FLOWS FROM INVESTING ACTIVITIES. For the year ended December 31, 2014, cash flows used in investing activities was $4,481 from equipment purchases for our restaurant locations.

CASH FLOWS FROM FINANCING ACTIVITIES. For the year ended December 31, 2014, cash flows from financing activities were $441,238 which consisted of proceeds from issuance of notes and convertible notes payable totaling $520,588 that was offset by payments to related parties of $299,685, nearly all of which is related to the operations of Carmela’s. The Company also issued $226,600 in new convertible notes payable in 2014, which accounted for a significant portion of the increase. The Company anticipates it will continue to issue convertible notes payable to funds its operation during 2015, which will result in continued and significant dilution to the Company’s current stockholders.

For the year ended December 31, 2013, we had cash used in operating activities of $117,545 including $18,093 in depreciation expense along with a total of $25,095 from changes in assets and liabilities with $305,117 in non-cash expense relating to derivative liabilities.

For the year ended December 31, 2013, cash flows used in investing activities was $28,234 primarily from $22,985 in equipment purchases for our restaurant locations.

Cash flows from financing activities provided $146,712 for the year ended December 31, 2013, primarily from proceeds from various notes payable from related parties totaling $173,882, that was offset by distribution payments to the members of COHP prior to the transaction between the Company and Carmela’s of $31,500 as well as payments on capital leases of $5,670.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2015 as we look to secure additional funds to both stabilize and grow our business operations and work on franchising efforts for Carmela’s. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders. Additionally, we will most likely need to rely on debt financing that is convertible into shares of our common stock that will result in continued and significant dilution to our stockholders due to the conversion of that debt at significant discounts to the market price of our common stock.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2015.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes, however we do issue convertible notes that are subject to changes in the market price of our common stock for conversions to equity. Accordingly, as of December 31, 2014, we had $240,000 face value of convertible debentures bearing fixed interest rates of 8%-10%. All of this fixed rate debt is due on demand or within twelve months from issuance. We have limited exposure to market risks related to changes in interest rates. We do not currently invest in equity instruments of public or private companies for business or strategic purposes.

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

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2014, disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Ronald Heineman	58	Chief Executive Officer, Principal Executive Officer and Director	October 2013

Henry Fong	79	Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer and Director	June 2012

Significant employees

NAME	AGE	POSITION	SINCE
Darren Dulsky	58	President and Chief Operating Officer of Carmela’s Pizzeria	October 2013

Family relationships

None.

Business experience

RONALD HEINEMAN

Mr. Heineman became the CEO and a director of the Company in January 2013. Mr. Heineman was the managing member and the CEO of COHP, LLC and the CEO of Carmela’s since their inception in July 2011. Since October 2010 Mr. Heineman has been Managing Director of Diversified Capital, a Venture Capital that holds majority positions in human resources outsourcing, restaurants, sports franchises and real estate including Wendy’s and Frisch's Big Boy franchises. Mr. Heineman is experienced as a CEO, CRO and board member of public companies. In addition he is experienced in M&A and capital markets. Prior to his current Venture initiatives, Mr. Heineman, was employed for 23 years as Vice President of HR & Training with Frisch's Restaurants Inc, a public AMEX company operating Big Boy, Golden Coral, hotels and specialty restaurants including company owned and franchise restaurants in the Midwest. . Mr. Heineman was also the CEO and CRO of Generation Entertainment, a publicy traded entertainment company from January 2012 to June 2013. Mr. Heineman has earned bachelors and masters degrees and is an adjunct professor teaching Entrepreneurship and Entrepreneurial Finance at Cedarville University.

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

Compensation discussion and analysis

Our executive compensation is determined by our Board of Directors, and no compensation is currently accruing by our executive officers.

Summary Compensation Table

SUMMARY COMPENSATION TABLE(1)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Ronald Heineman CEO	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0
Henry Fong CFO	2014 2013	0 0	0 0	0 0	0 0	10,000 0	10,000 0

________________

(1)

Unless stated otherwise, the business address for each person named is c/o Greenfield Farms Food, Inc. As a result of the acquisition of Carmela’s effective October 1, 2013 and Carmela’s being considered the accounting acquirer for purposes of the Company’s financial reporting, the compensation presented herein reflects that of Carmela’s Pizzeria operations for 2013 with the addition of the Company’s compensation for the period from October 1, 2013 to December 1, 2013. In 2014, other compensation to Mr. Fong represented management compensation incurred in the first quarter of 2014.

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

Security ownership of management.

The following table contains certain information as of May 18, 2015 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering. We effected a 1 for 300 reverse stock split effective on February 20, 2015 through which 1,478,720,693 shares of our common stock became 4,939,120 shares post-split. All share amounts below represent post-split shares of common stock and warrants.

Name of Beneficial Owner	Number of Shares BeneficiallyOwned(1)	Preferred Stock(2)	Warrants	Total Shares Beneficially Owned	Percent of Class

Darren Dulsky (3)	82,947	0	85,446	168,393	0.9%

Ronald Heineman (3)(4) Chief Executive Officer	82,947	1,000	85,446	168,933	0.9%
Henry Fong (2)(5) Chief Financial Officer	0	70,715		0	0%
All Executive Officers and Directors as a Group (2 persons) (2)(3)(4)(5)	82,947	71,715	85,446	168,933	0.9%

________________

(1)

As of May 18, 2015, 18,948,923 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

In March 2011, the Company authorized the issuance of up to 333 shares of $0.001 par value Series A Convertible Voting Preferred Stock (the "Series A Preferred") of which there were 96,623 shares outstanding as of December 31, 2013. Each share of Series A Preferred is convertible into .23 shares of common stock. If all shares of Series A Preferred were to be converted to shares of common stock as of March 31, 2015, a total of 22,223 shares would be issued to the holders of the Series B Preferred including 16,265 that would be beneficially owned by Mr. Fong through his wife. The Series A Preferred also carries voting rights on an "as if converted" basis.

Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters.

(3)	Includes warrants exercisable until October 2018 at the following exercise prices: 28,482 at $4.50; 28,482 at $0.02; and 28,482 at $0.025.

(4)	Includes 24,883,823 shares held by a trust owned by Mr. Heineman’s spouse.

(5)	Includes 70,715 shares of Series A Preferred Stock owned by a company controlled by Mr. Fong's spouse.

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

Changes in control

The shares issued in the acquisition of Carmela’s resulted in a change-in-control of the Company in October 2013. Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters; thereby giving him effective control of the Company. We are currently not aware of any other arrangements that could result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Entities controlled by the members have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the years ended December 31, 2014 and 2013 for all loans from officers of the Company and other related parties is as follows:

	December 31,
	2014	2013
Beginning balance	$100,687	$471,578
Advances, net	220,904	173,882
Notes assumed in recapitalization	-	31,200
Assumed by member of COHP	-	(575,973)
	$321,591	$100,687

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Silberstein Ungar, PLLC for our audit of the annual financial statements for the year ended December 31, 2013 and for our current auditor KLJ & Associates, LLP for the year ended December 31, 2014. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2014 (2)	2013 (2)

Audit Fees (1)	$27,800	$22,800
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees (5)	-	-

Total Accounting Fees and Services	$27,800	$22,800

__________________

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements including review of our quarterly financial statements.

(2)

The amounts shown in 2013 and 2014 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2014 and (ii) reviews of our quarterly financial statements. For the year ended December 31, 2014, $2,600 of the audit fees were paid to Silberstein Ungar, PLLC for their review of the Company’s first quarter financial statements prior to their resignation as the Company’s auditor.

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

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by KLJ & Associates, LLP and Silberstein Ungar, PLLC were pre-approved by our Board of Directors.

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

4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 4, 2013)
4.4	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 10, 2014)
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

14.1	Code of Ethics (Incorporated by reference from Exhibit No. 14.1 of the Registrant's Registration Statement on Form S-1 filed on February 12, 2009)
31.1	Certification of Principal Executive Officer Sec. 302 (Filed herewith)
31.2	Certification of Principal Financial Officer Sec. 302 (Filed herewith)
32.1	Certification of Chief Executive Officer Sec. 906 (Filed herewith)
32.1	Certification of Chief Financial Officer Sec. 906 (Filed herewith)
101.INS	XBRL Instance Document (Filed herewith)
101.SCH	XBRL Schema Document (Filed herewith)
101.CAL	XBRL Calculation Linkbase Document (Filed herewith)
101.DEF	XBRL Definition Linkbase Document (Filed herewith)
101.LAB	XBRL Label Linkbase Document (Filed herewith)
101.PRE	XBRL Presentation Linkbase Document (Filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENFIELD FARMS FOOD, INC.
(Registrant)

Date: May 27, 2015	By:	/s/ Ronald Heineman
Ronald Heineman
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Henry Fong
Henry Fong
Chief Financial Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 27, 2015	By:	/s/ Ronald Heineman
Ronald Heineman
Director

	By:	/s/ Henry Fong
Henry Fong
Director

GREENFIELD FARMS FOOD, INC.

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Consolidated Balance Sheets at December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F-4

Consolidated Statement of Shareholders' Deficit as of December 31, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-7 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenfield Farms Food, Inc.

We have audited the accompanying consolidated balance sheet of Greenfield Farms Food, Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Greenfield Farms Food, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Farms Food, Inc. as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (12) to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (12). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

May 27, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Greenfield Farms Food, Inc.

West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Greenfield Farms Food, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Farms Food, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 12, 2014

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$59,843	5,022
Prepaid expense	-	3,691
Credit card receivables	3,726	4,918
Inventory	29,734	8,486
Deferred charges	4,063	4,361
Total Current Assets	97,366	26,478

Property and Equipment
Equipment, computer hardware and software	152,871	148,390
Accumulated depreciation	(94,819)	(72,806)
Property and equipment, net	58,052	75,584

Other Assets
Security deposits	4,128	5,603

Total Assets	$159,546	$107,665

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Checks written in excess of bank balance	$-	$13,555
Accounts payable	93,883	99,009
Accrued wages and payroll expenses	9,695	23,753
Accrued interest	13,742	9,742
Accrued interest – related parties	12,153	9,641
Accrued interest – convertible notes payable	18,134	19,290
Derivative liability	266,162	251,137
Notes payable	50,200	50,000
Notes payable – related parties	321,591	100,687
Convertible notes payable, net of debt discount	221,994	204,871

Total Liabilities	1,007,554	781,685

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
1,000 series D shares issue and outstanding	1	-
Common stock, par value $.001
950,000,000 shares authorized;
4,930,736 and 485,776 shares issued and outstanding, respectively	4,931	486
Warrants	507,280	507,280
Additional paid-in capital	1,007,930	145,247
Accumulated deficit	(2,368,291)	(1,327,174)

Total Stockholders' Deficit	(848,008)	(674,020)

Total Liabilities and Stockholders’ Deficit	$159,546	$107,665

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2014	2013
Sales
Food and beverage	$1,594,058	$1,184,841
Vending receipts	9,430	4,638
Total sales	1,603,488	1,189,479

Cost of Goods Sold	1,345,423	955,848

Gross Profit	258,065	233,631

Operating Expenses
Telephone and utilities	96,280	92,408
Legal, accounting and professional fees	124,497	62,768
Rent	73,483	64,895
Advertising	19,386	49,323
Repairs and maintenance	30,677	27,533
Bank and credit card processing charges	31,779	24,481
Wages and taxes	104,035	33,043
Stock based compensation	-	10,000
Depreciation	22,014	18,093
Other	129,749	72,882
Total Operating Expenses	631,900	455,426

Loss From Operations	(373,835)	(221,795)

Other Expenses (Income)
Interest expense	24,689	(2,801)
Derivative expense	265,015	193,079
Change in derivative liability	(489,590)	(51,179)
Loss on conversion of debt	590,279	130,642
Amortization expense on discount of debt	276,889	29,314
Total Other Expenses (Income)	667,282	299,055

Loss Before Provision for Income Tax	(1,041,117)	(520,850)

Provision for Income Tax	-	-

Net Income (Loss)	$(1,041,117)	$(520,850)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	2,330,889	75,913
Net Loss per Share:
Basic and Diluted	$(0.45)	$(6.86)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred stock			Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value		Shares	Par value	Warrants	capital	deficit	deficit

Balance at December 31, 2012		$		-	$-	$-	$-	$(456,118)	$(456,118)

Distributions								(31,500)	(31,500)

Liability assumed by member of COHP, LLC								575,973	575,973

Issuance of conv Pref C shs & warrants to acquire COHP
membership interests	1,000		1			507,280	1,079,318		1,586,599

Conversion of Pref C shs to common stock to accomplish
change in control	(1,000)		(1)	179,887	180		53,786		53,965

Recapitalization/Merger	140,623		141	31,661	32		(1,175,197)	(894,679)	(2,069,703)

October 2013 common stock issued for services	-		-	1,667	2		9,998	-	10,000

October through December 2013, issuance of common
stock to convertible noteholders	-		-	272,561	272		177,342	-	177,614

Net loss	-		-	-	-	-	-	(520,850)	(520,850)

Balance at December 31, 2013	140,623		141	485,776	486	507,280	145,247	(1,327,174)	(674,020)

Issuance of common
stock to convertible noteholders	-		-	4,444,960	4,445	-	272,405	-	276,850

Beneficial conversion feature recroded for
convertible debt	-		-	-	-	-	590,279	-	590,279

Issuance of series D preferred stock	1,000		1	-	-	-	(1)	-	-

Net loss	-		-	-	-	-	-	(1,041,117)	(1,041,117)

Balance at December 31, 2014	141,623		$142	4,930,736	$4,931	$507,280	$1,007,930	$(2,368,291)	$(848,008)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(1,041,117)	$(520,850)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	22,014	18,093
Amortization of deferred financing costs	10,549	3,261
Amortization of discount on debt	276,889	29,314
Change in derivative liability	(489,590)	(51,179)
Initial derivative liability expense	265,015	193,079
Loss on conversion of debt	590,279	130,642
Convertible notes issued for services	26,000	45,000
Stock based compensation	-	10,000
Changes in Assets and Liabilities
Decrease in prepaid expense	3,691	1,163
Increase in inventory	(21,248)	(14)
Decrease in deferred debt charges	299	-
Decrease (increase) in credit card receivable	1,192	(2,527)
Decrease in security deposits	1,475	2,200
(Decrease) increase in accounts payable	(18,681)	28,316
(Decrease) in accrued expenses	(8,702)	(4,043)
Net Cash used in Operating Activities	(381,935)	(117,545)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,482)	(22,986)
Payment of security deposit	-	(5,300)
Cash received in merger	-	52
Net Cash Provided by (Used in) Investing Activities	(4,482)	(28,234)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	520,588	173,882
Proceeds from notes payable	200	-
Proceeds from convertible notes payable	226,600	10,000
Payments of notes payable - related parties	(299,685)	-
Payments on capital leases	-	(5,670)
Payments on convertible notes payable	(6,465)	-
Payment of distributions to members	-	(31,500)
Net Cash Provided by Financing Activities	441,238	146,712

Net Increase in Cash and Cash Equivalents	54,821	933
Cash and Cash Equivalents – Beginning	5,022	4,089
Cash and Cash Equivalents End of Period	$59,843	$5,022

Supplemental Cash Flow Information:
Cash paid for interest	$1,851	$337
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Accrued interest	$-	$(6,800)
Debt discount from fair value of embedded derivatives	$226,600	$(143,500)
Common stock issued for covertible notes and accrued interest	$867,129	$46,970
Accounts payable cancelled in exchange for convertible note	$26,000	$9,300

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Carmela’s Pizzeria assets and liabilities were acquired in exchange for 1,000 shares of the Company’s Series C Convertible Preferred Stock (“Series C”) that converted on October 31, 2013 into 179,887 shares of the Company’s common stock upon the effective date of a 1 for 100 reverse split. In addition, COHP and its assigns received warrants to purchase a total of 53,965,942 shares of the Company’s common stock for a period of five years in the amounts and exercise prices as follows: 59,962 at $3.00; 59,962 at $6.00; and 59,962 at $7.50.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for the year ended December 31, 2014 include the accounts of the Company and Carmela’s. The consolidated financial statements for the year ending December 31, 2013 include the accounts of Carmela’s for the full year and the Company from October 1, 2013 through December 31, 2013. All of the intercompany accounts have been eliminated in consolidation.

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

Effective February 20, 2015, the Company effected a 1 for 300 reverse split of its common stock whereby the 1,478,720,693 pre-split shares of common stock outstanding became 4,929,120 shares post-split. There was no change in authorized shares of the Company. Since the reverse stock split occurred following December 31, 2014, but prior to the issuance of these financial statements, the number of shares outstanding, share issuance information and per share information for all prior periods presented have been retroactively adjusted to reflect the new capital structure.

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

DECEMBER 31, 2014

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

The Company has determined that its derivative liabilities fall under Level 2. Derivative liabilities measured at fair value were $266,162 and $251,137 at December 31, 2014 and 2013, respectively.

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

DECEMBER 31, 2014

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2014 or 2013.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2014 and 2013, the Company had not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2014 and 2013 there were warrants outstanding to purchase 179,886 shares of common stock.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Derivative Financial Instruments

The Company follows ASC 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity. The Company’s convertible debt has conversion provisions based on a discount of the market price of the Company’s common stock.

The Company had derivative liabilities resulting from the issuance of convertible debt, which were measured at fair value on a recurring basis using an option pricing model. Consequently, the Company adjusted the fair value of the derivative liabilities at both December 31, 2014 and 2013 and recorded a loss related to the change in the value of the derivative liability of $489,590 and $51,179 in the statement of operations for the years ended December 31, 2014 and 2013, respectively, that were attributable to the change in unrealized gains or losses relating to the derivative liabilities still held at the reporting date for the years ended December 31, 2014 and 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $19,386 and $49,323 during the years ended December 31, 2014 and 2013, respectively.

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

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at December 31:

	2014	2013
Equipment	$152,871	$148,390
Less: Accumulated depreciation	(94,819)	(72,806)
Property and equipment, net	$58,052	$75,584

Depreciation expense was $22,014 and $18,093 for the periods ended December 31, 2014 and 2013.

NOTE 5 – NOTES PAYABLE

In October 2013, COHP assumed a promissory note issued by GRAS for $50,000 as part of the recapitalization. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense was $4,000 and $1,000 for the years ended December 31, 2014 and 2013, respectively. Additional notes in the amount of $300 were issued in the year ended December 31, 2014 with $100 in payments made against those notes with accrued interest expense of $11 during the year ended December 31, 2014.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by the members have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Beginning balance	$100,687	$471,578
Advances, net	220,904	173,882
Notes assumed in recapitalization	-	31,200
Assumed by member of COHP	-	(575,973)
	$321,591	$100,687

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Effective with the Share Exchange at October 1, 2013, the outstanding convertible debt of GRAS was assumed by Carmela’s, the accounting acquirer, incorporating the following notes and transactions:

On June 15, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $83,500 with an interest rate of 8% per annum that is due on March 9, 2013. The note was convertible by the holder after 180 days at 35% of the lowest trading price in the sixty trading days before the conversion. During the quarter ended December 31, 2013 Asher Enterprises issued notices of conversion to convert $20,600 on the June 2012 note for 132,010 shares at a price of $0.15 per share. The remaining balance of the note at December 31, 2013 was $6,350. An $87,148 loss on the conversion of the shares was recorded in 2013 as the note was in default and a derivative liability was no longer recorded at the time of conversions. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the $6,350 remaining balance along with $3,340 in accrued interest on the this note to 92,286 shares at a price of $0.11 per share. The remaining balance of the note after the conversions was $-0-. An $84,610 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

On August 12, 2012 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $20,000 with an interest rate of 8% per annum due on August 3, 2013. The note was convertible by the holder after 180 days at 35% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $20,000 balance along with $1,600 in accrued interest on this note to 188,714 shares at a price of $0.10 per share. The remaining balance of the note after the conversions was $-0-. A $123,850 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On April 15, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $53,000 with an interest rate of 8% per annum due on October 30, 2013. The note is convertible by the holder after 180 days at 40% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $53,000 balance along with $2,120 in accrued interest on this note to 459,333 shares at a price of $0.12 per share. The remaining balance of the note after the conversions was $-0-. A $259,903 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On April 15, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $15,500 with an interest rate of 8% per annum due on November 15, 2013. The note is convertible by the holder after 180 days at 40% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $15,500 balance along with $620 in accrued interest on this note to 134,333 shares at a price of $0.12 per share. The remaining balance of the note after the conversions was $-0-. A $51,905 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On May 14, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on February 13, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $32,500 balance along with $1,300 in accrued interest on this note to 250,370 shares at a price of $0.14 per share. The remaining balance of the note after the conversions was $-0-. A $111,209 decrease in derivative liability was recorded as a result of these conversions.

On June 24, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $7,500 with an interest rate of 8% per annum due on March 19, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued a notice of conversion to convert the entire $7,500 balance along with $300 in accrued interest on this note to 57,778 shares at a price of $0.14 per share. The remaining balance of the note after the conversions was $-0-. A $27,314 decrease in derivative liability was recorded as a result of these conversions.

On September 19, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on June 12, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. This note was not yet convertible as of December 31, 2013. During the three month period ended March 31, 2014 Asher Enterprises issued a notice of conversion to convert $16,600 in principal on this note to 122,963 shares at a price of $0.14 per share. The remaining balance of the note after those conversions was $15,900. In April 2014, the remaining balance of this note was acquired by CareBourn Capital, which converted the entire remaining balance of $15,900 plus $1,378 in interest into 127,984 shares at a price of $0.14 per share. The remaining balance of this note after these conversions was $-0-. A $52,025 decrease in derivative liability was recorded as a result of these conversions.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

On August 21, 2012, the Company issued a convertible promissory note in the amount of $1,500 to the Gulfstream 1998 Irrevocable Trust. The note was unsecured, due on demand and carried interest at 8% per annum. The note was convertible into shares of common stock at the market price. During the year ended December 31, 2013 an additional $25,900 was loaned and $5,664 was repaid on these notes. In addition, $4,000 of these notes were converted to 4,000 shares of our Series B preferred stock At October 1, 2013 the remaining notes with a balance of $12,736 that was convertible at market price were amended making them convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. During that same period, 6,604 in principal on these notes were converted to 44,470 shares of common stock at a price of $0.15. A $14,013 decrease in the derivative liability on these notes was recorded for the converted shares. The remaining balance of the notes after the conversions was $11,133 at December 31, 2013. During the year ended December 31, 2014 an additional $18,100 was loaned under the same conversion terms but are not convertible until six months following their issuance date. Also during that period a total of $9,166 was repaid on these notes. During the three month period ended March 31, 2014 the Trust issued a notice of conversion to convert $2,700 in principal on these notes to 20,000 shares at a price of $0.14 per share. A $14,013 decrease in derivative liability was recorded as a result of the conversion. The remaining balance of these notes was $17,367 at December 31, 2014 following these transactions.

At October 1, 2013, an $18,000 unsecured demand promissory note with an interest rate of 8% convertible to common stock at market was outstanding. In October 2013, the conversion terms of this note was changed making it convertible at 45% of the lowest trading price in the thirty trading days before the conversion, creating a derivative liability. The entire principal balance of this note was outstanding at December 31, 2013. During the three month period ended March 31, 2014 the holder of this note issued notices of conversion to convert the entire $18,000 balance on this note plus $138 in accrued interest to 122,144 shares at a price of $0.14 per share. The remaining balance of the note after the conversions was $-0-. A $61,473 decrease in derivative liability was recorded as a result of these conversions.

At October 1, 2013, the Company had an outstanding convertible promissory note to CareBourn Capital in the principal amount of $6,000 with an interest rate of 8% per annum due on December 19, 2013. The note is convertible by the holder at any time at 35% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2013, CareBourn Capital converted $3,990 on this note for 26,590 shares at a price of $0.15 per share. A $45,495 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions. The remaining balance of the note after the conversions was $2,010 at December 31, 2013. During the quarter ended March 31, 2014, CareBourn Capital converted the $2,010 balance on this note plus $416 in accrued interest to 26,172 shares at a price of $0.15 per share. The remaining balance of the note after the conversions was $-0-. A $22,915 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

At October 1, 2013, the Company had an outstanding a convertible promissory note to CareBourn Capital in the principal amount of $15,000 with an interest rate of 8% per annum due on November 3, 2013. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2013, CareBourn Capital converted the $15,000 balance on this note along with $777 in accrued interest for 69,492 shares at a price of $0.24 per share. A $16,500 decrease in the derivative liability on these notes was recorded upon the conversion of shares.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

On October 1, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $9,300 with an interest rate of 8% per annum due on June 1, 2014 upon the conversion of $9,300 in accounts payable to Cresthill. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issuance date. During the quarter ended March 31, 2014 this note was assigned to CareBourn Capital, which converted the entire note balance of $9,300 along with $145 in accrued interest into 89,949 shares of common stock at $0.15 per share. The remaining balance of this note was $-0- after this conversion and a loss on the conversion of $39,683 was recorded for the difference in the market value and the conversion price on the date of conversion.

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. In the quarter ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital leaving a remaining balance of $12,500 as of that date payable to Cresthill Associates.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In April 2014, this note was sold and assigned to two entities unaffiliated with Asher or the Company including $9,000 sold to CareBourn Capital and $13,500 sold to Incipix Partners. During the three month period ended September, 2014 Incipix Partners issued a notice of conversion to convert $13,500 in principal and $657 in interest on this note to 209,732 shares at a price of $0.07 per share. A $20,251 decrease in derivative liability was recorded as a result of this conversion. The remaining balance of the note after those conversions was $9,000 payable to CareBourn Capital.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2014, CareBourn sold this note to Booski Consulting, an unaffiliated third party, which converted $2,600 in principal on the note to 173,333 shares of common stock at $0.015 per share. A $5,013 decrease in derivative liability was recorded as a result of this conversion. The remaining balance of the note after those conversions was $2,400.

In December 2013, the Company issued two convertible promissory notes to Gulfstream 1998 Trust in the aggregate principal amount of $5,000 with an interest rate of 8% per annum due on demand. These notes were convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion. At December 31, 2013, these notes were fully outstanding. During the year ended December 31, 2014 these note were repaid leaving no balance due at December 31, 2014.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $5,000 in principal and $237 in interest on these notes to 158,768 shares at a price of $0.03 per share. An $11,072 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $5,000 at December 31, 2014.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $4,590 in principal on these notes to 364,232 shares at a price of $0.012 per share. An $8,900 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $57,910 at December 31, 2014.

On March 3, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $16,200 in principal and $1001 in interest on these notes to 812,479 shares at a price of $0.02 per share. A $32,988 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $18,800 at December 31, 2014.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $12,004 in principal on these notes to 671,333 shares at a price of $0.02 per share. A $19,210 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $24,996 at December 31, 2014.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. During the year ended December 31, 2014, $10,345 of these notes were converted to 108,916,667 shares of common stock at a price of $0.0009 per share.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014.

On October 9, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $12,500 due on May 3, 2015 with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

On December 1, 2014, the Company issued a convertible promissory note to Gulfstream 1998 Irrevocable Trust in the principal amount of $3,000 due on December 1, 2015 with an interest rate of 8% per annum. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014.

Total interest expense on these notes was $16,002 and $11,587 for the years ended December 31, 2014 and 2013, respectively.

A summary of debentures payable as of December 31, 2014 and 2013 is as follows:

Face Value	Balances 12/31/13	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments year ended 12/31/14	Balances 12/31/14
Notes outstanding at 12/31/2013	$260,294	$-	$-	$(224,627)	$35,667
2014 note issuances	-	252,600	-	(48,139)	204,461
Note discount	$(55,423)	(239,600)	276,889	-	(18,134)
Total	$204,871	$13,000	$276,889	$(272,766)	$221,994

Face Value	Balances 10/1/13	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions three months ended 12/31/13	Balances 12/31/13
Assumed notes	$239,687	-	-	$(46,193)	$193,494
2013 Notes	-	66,800	-	-	66,800
Note discount	$(4,000)	(80,737)	$29,314	-	(55,423)
Total	$235,687	$(13,937)	$29,314	$(46,193)	$204,871

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

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The beneficial conversion feature for notes that became convertible in 2014 resulted in initial debt discounts of $239,600 and an initial loss on the valuation of the derivative liabilities of $504,615 based on the initial fair value of the derivative liabilities of $265,015. The fair value of the embedded derivative liabilities for notes not in default were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	1/9/14	1/16/14	2/18/14	3/19/14	4/29/14	6/5/15	7/30/14	8/5/14	8/21/14	9/3/14	10/7/14
Note amount	$5,000	$5,000	$62,500	$32,500	$25,000	$22,500	$5,000	$5,100	$5,000	$35,000	$37,000
Stock price convertible date	$.003	$.0021	$.0023	$.0013	$.0011	$.0008	$.0004	$.0006	$.0005	$.0004	$.0003
Expected life (years)	.50	.50	.50	.23	.25	.23	.24	.25	.25	.48	.48
Risk free interest rate	.07%	.07%	.07%	.12%	.02	.12%	.03%	.03%	.03%	.05%	.04%
Volatility	420%	420%	402%	157%	97%	106%	105%	106%	105%	138%	406%
Initial derivative value	$16,621	$12,122	$191,384	$54,688	$43,040	$27,907	$6,218	$17,571	$13,530	$62,323	$59,211

The beneficial conversion feature for notes that became convertible in 2013 resulted in initial debt discounts of $193,500 and an initial loss on the valuation of the derivative liabilities of $168,950 based on the initial fair value of the derivative liabilities of $362,450. The fair value of the embedded derivative liabilities were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	10/27/13	10/28/13	11/10/13	12/9/13	12/21/13	12/23/13	12/27/13
Note amount	$12,737	$18,000	$32,500	$5,000	$7,500	$2,500	$2,500
Stock price at convertible date	$.0005	$.0045	$.0023	$.0006	$.00045	$.0005	$.00048
Expected life (years)	.5	.44	0.23	.5	.24	.75	.75
Risk free interest rate	.10%	.10%	.08%	.10%	.07%	.10%	.10%
Volatility	295%	277%	286%	260%	410%	319%	319%
Initial derivative value	$27,027	$107,083	$50,016	$9,204	$50,040	$17,783	$12,663

At December 31, 2014, the following notes remained convertible and not fully converted or in default. All convertible notes beyond their maturity dates totaling $128,332 in principal payable are valued assuming a six month term for purposes of calculating the derivative liability. The fair value of the embedded derivative liabilities on the outstanding convertible notes was calculated at December 31, 2014 utilizing the following assumptions:

Note convertible date	3/3/14	10/7/14	Matured
Note amount	$18,800	$24,996	$128,332
Stock price at convertible date	$.0001	$.0001	$.0001
Expected life (years)	.15	.25	.50
Risk free interest rate	.04%	.11%	.11%
Volatility	236%	236%	%
12/31/14 derivative value	$21,832	$31,528	$212,802

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Effective February 20, 2015, the Company effected a 1 for 300 reverse split of its common stock whereby the 1,478,720,693 pre-split shares of common stock outstanding became 4,929,120 shares post-split. There was no change in authorized shares of the Company. Since the reverse stock split occurred following December 31, 2014, but prior to the issuance of these financial statements, the number of shares outstanding, share issuance information and per share information for all prior periods presented have been retroactively adjusted to reflect the new capital structure.

All share information presented in these financial statements and accompanying footnotes has been presented showing the historical changes in stockholders’ deficit of Carmela’s, the accounting acquirer in the Share Exchange, and including that of the Company with the Share Exchange as of October 31, 2013.

2014 Common Stock Issuances

During the year ended December 31, 2014, the Company issued 4,444,960 shares of common stock upon conversion of $276,850 in principal and interest payable on convertible notes representing a value of $0.06 per share. In addition, we incurred loss on conversion of certain of the shares totaling $590,279 for a total cost to the Company of $867,129.

2013 Common Stock Issuances

In October 2013, we issued 179,887 shares of common stock to the members of COHP, LLC upon the conversion of 1,000 shares of our Series C preferred stock. These shares were valued at $1,079,319 or $6.00 per share, the market value of the shares on the date of issuance.

In October 2013, we issued 1,667 shares of common stock to a consultant for services valued at $10,000, or $6.00 per share, the market value of the shares on the date of issuance.

During the year ended December 31, 2013, the Company issued 272,561 shares of common stock upon conversion of $65,771 in convertible notes and interest payable representing a value of $0.24 per share. In addition, we incurred loss on conversion of certain of the shares totaling $111,843 for a total cost to the Company of $177,614.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

On October 24, 2013 the Company filed a Certificate of Designation for its Series C Convertible Preferred Stock which consisted of 1,000 authorized shares with a par value of $0.001 per share. The 1,000 shares were issued to the members of COHP, LLC in connection with the acquisition of the Carmela’s Pizzeria assets. The Series C shares were convertible, on a pro-rata basis, into that number of fully paid and non-assessable shares of Corporation’s common stock on terms that would equal 67% of the total issued and outstanding shares of the Corporation's common stock on a fully-diluted basis (the “Conversion Shares”) immediately upon approval by the Corporation’s stockholders and effectiveness of an increase in the number of authorized shares of Common Stock sufficient to issue the Conversion Shares, which occurred on October 31, 2013. Accordingly, the Series C preferred was converted into 179,887 shares of the Company’s common stock on October 31, 2013.

Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, our Chief Executive Officer, in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company did not have sufficient authorized but unissued shares of common stock to allow for any such issuances. As a result of the issuance of the Series D Preferred Stock shares, Mr. Heineman obtained voting rights over the Company’s outstanding voting stock on September 24, 2014, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Heineman will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Heineman may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Heineman as an officer or Director of the Company due to the Super Majority Voting Rights. In the event Mr. Heineman is no longer acting as Chief Executive Officer of the Corporation, the shares of Series D Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Warrants

In connection with the acquisition in 2013 of the assets of Carmela’s Pizzeria, COHP, LLC and its assigns received warrants to purchase a total of 179,886 shares of the Company’s common stock for a period of five years in the amounts and exercise prices as follows: 59,962 at $3.00; 59,962 at $6.00; and 59,962 at $7.50. These warrants were valued in the year ended December 31, 2013 utilizing the Black-Scholes pricing model for a total fair market value at issuance of $507,280.

A summary of the activity of the Company’s outstanding warrants at December 31, 2013 and December 31, 2014 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2013	179,886	$5.50	$2.82

Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2014	179,886	$5.50	$2.82

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2014:

Exercise price range	Number of warants outstanding	Weighted-average exercise price	Weighted-average remaining life

$3.00	59,962	$3.00	3.8 years

$6.00	59,962	6.00	3.8 years

$7.50	59,962	7.50	3.8 years

	179,886	$5.50	4.8 years

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 10 – COMMITMENTS

The Company leases its restaurant facilities under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Year ended December 31, 2015	$78,600
2016	79,000
2017	58,350
2018	48,300
Total	$264,250

Rent expense was $73,483 and $64,895 for the years ended December 31, 2014 and 2013.

NOTE 11 – RELATED PARTY TRANSACTIONS

As more fully disclosed in Note 5 – Notes Payable Related Parties, certain officers, directors and stockholders have loaned the Company funds from time-to-time. Information regarding these loans can be found in Note 6.

NOTE 12 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not yet realized significant revenues from operations, recognized significant losses in 2014 and 2013, and is in need of working capital in order to grow its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and or private placements of common stock and by obtaining extended payment terms from certain vendors.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 13 – INCOME TAXES

As of December 31, 2014 and 2013 the Company had net operating loss carry-forwards of approximately $1,429,039 and $1,030,515, respectively, which will expire beginning in 2032. This represents the historical net operating loss carry-forwards of the Company for the fiscal year ended December 31, 2014; and the Company for the fiscal year ended December 31, 2013 along with Carmela’s for the period from October 1, 2013 through December 31, 2013, as reverse merger accounting does not affect accounting issues related to taxation. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2014	2013
Net Operating Loss	$(1,041,117)	$(873,025)
Benefit for income taxes computed using the statutory rate of 34%	353,979	296,828
Permanent Differences	(218,481)	(184,457)
Change in valuation allowance	(135,498)	(112,371)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2013 and 2012 are as follows:

	2014	2013
Total deferred tax assets	$485,873	$350,375
Valuation allowance	(485,873)	(350,375)
	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

Effective February 20, 2015, the Company effected a 1 for 300 reverse split of its common stock whereby the 1,478,720,693 pre-split shares of common stock outstanding became 4,929,120 shares post-split. There was no change in authorized shares of the Company.

During the quarter ended March 31, 2015, a total of 14,017,527 shares of common stock were issued upon the conversion of $9,842 in principal and interest due on certain of the Company’s convertible promissory notes. This represents an average conversion price of $0.0004 per share. In addition, the Company issued new convertible promissory notes totaling $73,000 in face value. These notes are convertible at 40% of the market price of the Company’s common stock, bear interest at 12% per annum, and are due nine months from issuance.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those disclosed above.

