Form 10-Q
period 2015-03-31
Greenfield Farms Food, Inc.
filed 2015-06-18
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

Number of shares of common stock outstanding at June 1, 2015: 18,948,923

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$104,634	59,843
Credit card receivables	5,647	3,726
Inventory	29,734	29,734
Deferred charges	4,670	4,063
Total Current Assets	144,685	97,366

Property and Equipment
Equipment, computer hardware and software	162,449	152,871
Accumulated depreciation	(100,906)	(94,819)
Property and equipment, net	61,543	58,052

Other Assets
Security deposits	4,128	4,128

Total Assets	$210,356	$159,546

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	99,236	93,883
Accrued wages and payroll expenses	24,278	9,695
Accrued interest	14,738	13,742
Accrued interest – related parties	12,773	12,153
Accrued interest – convertible notes payable	23,872	18,134
Derivative liability	433,364	266,162
Notes payable	50,200	50,200
Notes payable – related parties	366,730	321,591
Convertible notes payable, net of debt discount	293,622	221,994

Total Liabilities	1,318,813	1,007,554

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
1,000 series D shares issue and outstanding	1	1
Common stock, par value $.001
950,000,000 shares authorized;
11,084,609 and 4,930,736 shares issued and outstanding, respectively	11,085	4,931
Warrants	507,280	507,280
Additional paid-in capital	1,007,367	1,007,930
Accumulated deficit	(2,634,331)	(2,368,291)

Total Stockholders' Deficit	(1,108,457)	(848,008)

Total Liabilities and Stockholders’ Deficit	$210,356	$159,546

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended
	March 31,
	2015	2014
Sales
Food and beverage	$386,808	$410,753
Vending receipts	5,481	1,543
Total sales	392,289	412,296

Cost of Goods Sold	343,871	337,548

Gross Profit	48,418	74,748

Operating Expenses
Telephone and utilities	24,548	20,857
Legal, accounting and professional fees	19,695	52,286
Rent	14,750	26,113
Advertising	4,869	4,606
Repairs and maintenance	5,892	13,119
Bank and credit card processing charges	7,172	10,336
Wages and taxes	23,529	37,588
Depreciation	6,097	5,658
Other	25,983	36,783
Total Operating Expenses	132,535	207,346

Loss From Operations	(84,117)	(132,598)

Other Expenses (Income)
Interest expense	10,502	963
Derivative expense	34,773	169,815
Change in derivative liability	101,429	(310,907)
Loss on conversion of debt	-	543,182
Amortization expense on discount of debt	35,219	74,602
Total Other Expenses (Income)	181,923	477,655

Loss Before Provision for Income Tax	(266,040)	(610,253)

Provision for Income Tax	-	-

Net Income (Loss)	$(266,040)	$(610,253)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	9,769,978	1,745,801
Net Loss per Share:
Basic and Diluted	$(0.03)	$(0.35)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
AS OF MARCH 31, 2015

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit
Balance at December 31, 2014	141,623	142	4,930,736	$4,931	$507,280	$1,007,930	$(2,368,291)	$(848,008)

Issuance of common stock to convertible noteholders	-	-	6,153,213	6,153	-	(562)	-	5,591

Issuance of common stock to round up reverse split	-	-	660	1	-	(1)	-	-

Net loss for 3 months ended March 31, 2015	-	-	-	-	-	-	(266,040)	(266,040)

Balance at March 31, 2015	141,623	$142	11,084,609	$11,085	$507,280	$1,007,367	$(2,634,331)	$(1,108,457)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(266,040)	$(610,253)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	6,097	5,658
Amortization of deferred financing costs	2,392	2,696
Amortization of discount on debt	35,219	74,602
Change in derivative liability	101,429	(310,907)
Initial derivative liability expense	34,773	169,815
Loss on conversion of debt	-	543,182
Changes in Assets and Liabilities
Decrease in prepaid expense	-	1,896
Decrease in inventory	-	14
Increase in deferred debt charges	(3,000)	-
Decrease (increase) in credit card receivable	(1,921)	1,705
Increase in security deposits	-	(275)
Increase in accounts payable	5,353	24,010
Increase (Decrease) in accrued expenses	21,938	(13,502)
Net Cash used in Operating Activities	(63,760)	(111,359)

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,588)	(898)
Net Cash Provided by (Used in) Investing Activities	(9,588)	(898)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	111,444	236,149
Proceeds from notes payable	-	100
Proceeds from convertible notes payable	73,000	120,100
Payments of notes payable - related parties	(66,305)	(192,184)
Net Cash Provided by Financing Activities	118,139	164,165

Net Increase in Cash and Cash Equivalents	44,791	51,908
Cash and Cash Equivalents – Beginning	59,843	5,022
Cash and Cash Equivalents End of Period	$104,634	$56,930

Supplemental Cash Flow Information:
Cash paid for interest	$1,851	$3
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Accrued interest	$7,354	$(8,873)
Debt discount from fair value of embedded derivatives	$31,000	$105,000
Common stock issued for covertible notes and accrued interest	$15,735	$727,136

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2014. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated financial statements for the three months ended March 31, 2015 include the financial statement of the Company and its operating subsidiary Carmela’s Pizzeria.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2015. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of March 31, 2015 and December 31, 2014, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Food, Inc. (“GRAS” or the "Company") was incorporated under the laws of the State of Nevada on June 2, 2008. In October 2013, the Company entered into an Asset Purchase Agreement with COHP, LLC (”COHP”) through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela’s Pizzeria (“Carmela’s”) through a newly formed wholly-owned subsidiary Carmela’s Pizzeria CO, Inc. Carmela's Pizzeria presently has four Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores.

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

The Company has determined that its derivative liabilities fall under Level 2. Derivative liabilities were $433,364 and $266,162 at March 31, 2015 and December 31, 2014, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were warrants outstanding convertible into 179,886 shares of common stock at March 31, 2015. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $4,869 and $4,606 during the three month periods ended March 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Depreciation expense totaled $6,097 and $5,658 for the three month periods ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. During the three months ended March 31, 2015, the Company did not issue any stock-based payments to its employees.

Accounting Pronouncements

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTES PAYABLE

The Company has outstanding a promissory note for $50,000 issued in 2011. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $986 for the three months ended March 31, 2015. Additional notes in the amount of $200 were outstanding at March 31, 2015 and accrued interest expense of $4 during the three month period ended March 31, 2015.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by the members have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company. Additional loans have also been made by officers and related parties to the Company for general working capital purposes.

The activity for the three month periods ended March 31, 2015 is as follows:

March 31, 2015
Beginning balance at December 31, 2014	$321,591
Advances, net	45,139
Balance, March 31, 2015	$366,730

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2013 there was a total of $17,367 due to an unaffiliated Trust in convertible notes payable that were convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. The entire balance of these notes remained unpaid as of March 31, 2015.

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

In November 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In April 2014, this note was sold and assigned to two entities unaffiliated with Asher or the Company including $9,000 sold to CareBourn Capital that remains outstanding as of March 31, 2015.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2014, CareBourn sold this note to Booski Consulting, an unaffiliated third party, which converted $2,600 in principal on the note leaving a balance due of $2,400 at December 31, 2014 and March 31, 2015, respectively.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $5,000 of these notes leaving a balance due of $5,000 at both December 31, 2014 and March 31, 2015, respectively.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $4,590 in principal on these notes leaving a balance due of $57,910 at December 31, 2014. An $8,900 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $57,910 at December 31, 2014. During the three month period ended March 31, 2015, a total of $5,591 in principal on these notes was converted to 6,153,213 shares of common stock at a price equaling $.0008 per share. A $10,144 decrease in derivative liability was recorded as a result of these conversions.

On March 3, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $16,200 in principal leaving a balance due of $18,800 as of December 31, 2014 and March 31, 2015, respectively.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $12,004 in principal on these notes leaving a balance due of $24,996 as of December 31, 2014 and March 31, 2015, respectively.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. During the year ended December 31, 2014, $10,345 of these notes were converted leaving a balance due of $14,655 as of December 31, 2014 and March 31, 2015, respectively.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and March 31, 2015, respectively.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and March 31, 2015, respectively.

On October 9, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and March 31, 2015, respectively.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $12,500 due on May 3, 2015 with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and March 31, 2015, respectively.

Total interest expense on these notes was $5,744 for the three months ended March 31, 2015.

A summary of convertible notes payable as of March 31, 2015 is as follows:

Face Value	Balances 12/31/14	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments three months ended 3/31/15	Balances 3/31/15
Notes outstanding at 12/31/2014	$240,128	-	-	$(5,591)	$234,537
2015 note issuances	-	$73,000	-	-	73,000
Note discount	$(18,134)	(31,000)	$35,219	-	(13,915)
Total	$221,994	$42,000	$35,219	$(5,591)	$293,622

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

The beneficial conversion feature included in the notes that became convertible during the three months ended March 31, 2015 resulted in initial debt discounts of $31,000 and an initial loss on the valuation of the derivative liabilities of $21,273 based on the initial fair value of the derivative liabilities of $52,273. The fair value of the embedded derivative liabilities for notes not in default were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	1/1/15	1/15/15	3/1/15
Note amount	$5,000	$13,500	$12,500
Stock price at convertible date	$.06	$.03	$.0046
Expected life (years)	1.0	.25	.25
Risk free interest rate	.13%	.02%	.10%
Volatility	201.8%	211.9%	375.03%
Initial derivative value	$11,639	$19,026	$21,608

At March 31, 2015, the following notes remained convertible and not fully converted or in default. All convertible notes beyond their maturity dates totaling $179,036 in principal payable are valued assuming a six month term for purposes of calculating the derivative liability. The fair value of the embedded derivative liabilities on the outstanding convertible notes was calculated at March 31, 2015 utilizing the following assumptions:

Note convertible date	1/1/15	1/15/15	3/1/15	Matured
Note amount	$5,000	$13,500	$12,500	$179,036
Stock price at convertible date	$.0013	$.0013	$.0013	$0.0013
Expected life (years)	.67	.04	.17	.50
Risk free interest rate	.19%	.02%	.02%	.12%
Volatility	335.8%	706.9%	571.4%	544.07%
6/30/14 derivative value	$5,933	$21,063	$23,470	$382,998

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

2015 Common Stock Issuances

During the three months ended March 31, 2015, the Company issued 6,153,213 shares of common stock upon conversion of $5,591 in principal on convertible notes representing a value of $0.0008 per share. In addition, we incurred loss on conversion of certain of the shares totaling $10,144 for a total cost to the Company of $15,735.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of March 31, 2015 no conversion has taken place.

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

NOTE 10 – SUBSEQUENT EVENTS

During the period from March 31, 2015 to the filing of this report, the Company has issued 7,384,314 shares of common stock upon the conversion of $4,250 in principal on its convertible notes.

Also during the period from March 31, 2015 to the filing of this report, the Company has issued a total of $38,500 in additional convertible notes payable.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those reported above.

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

Overview

With the acquisition of the operation of Carmela’s Pizzeria in October 2013, our operations now consist of Carmela's Pizzeria’s, which presently has four Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores. Carmela’s has been noted in Dayton Daily News as one of “The Best Pizzerias” in Dayton.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $266,040 for the three months ended March 31, 2015. During the three month period, we had cash flow used by operations of $63,760, net cash used in investing activities of $9,588, and cash flows provided by financing activities of $118,139. At the end of the three month period ended March 31, 2015, our cash balance was $104,634.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $63,760, which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $173,813 related to our convertible notes outstanding. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the period ended March 31, 2015 totaled $22,370 with increases in accrued expenses accounting for the largest increase.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $9,588 that included the purchase of property and equipment for the Carmela’s restaurants.

CASH FLOWS FROM FINANCING ACTIVITIES. For the three months ended March 31, 2015, cash flows from financing activities was $118,139, which consisted primarily of proceeds from issuance of convertible notes payable of $73,000 and proceeds from notes payable related parties totaling $111,444 that was offset by $66,305 for payments made on notes payable related parties.

INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. As we expect that funds from our operations will be insufficient to meet our operating requirements as a public company and for future expansion, we will need to seek other sources of financing to maintain liquidity. This will most likely include further convertible notes and other security instruments that will incur substantial continued dilution to our current stockholders.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2015 as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable or non-dilutive to us or our existing shareholders. We anticipate we will be required to issue additional promissory notes convertible into shares of our common stock at significant discounts to market prices that will result in significant and sustained dilution to our current stockholders.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in the remainder of the fiscal year 2015.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS.

Three month period ended March 31, 2015 versus March 31, 2014

We had a net loss of $266,040 for the three months ended March 31, 2015 as compared to a loss of $610,253 for the three months ended March 31, 2014. Our gross sales in the three months ended March 31, 2015 were $392,289 with cost of goods sold of $343,871 for a gross profit of $48,418. This compared to gross sales of $412,296, costs of goods sold of $337,548 and gross profit of $74,748 for the three months ended March 31, 2014. Our sales in the 2015 period decreased $20,006, or approximately 5% versus 2014 primarily due to lower sales at the Brookville location, which had higher sales in 2014 following its grand opening that generated higher sales as a new restaurant in the community. Cost of goods sold increased by approximately 2% to approximately 88% of sales in 2015 versus 82% of sales in 2014. This increase is primarily the result of a more aggressive method of couponing, which increased the number of sales, when a coupon was used, but offered higher discounts. The company will continue a more aggressive coupon marketing campaign during the remainder of 2015 through which it believes sales will increase, but will be offset somewhat by the higher discounts.

Total operating expenses were $132,535 for the three months ended March 31, 2015 versus $207,346 for the three months ended March 31, 2014 resulting in loss from operations of $84,117 and $132,598 in the 2015 and 2014 periods, respectively. There were many factors involved in this significant decrease in operating expenses including significantly lower professional fees along with significant decreases in rent expense, repairs and maintenance, and wages and taxes all related to the Carmela’s operations. As Carmela’s opened a fourth location in the first quarter of 2015, the trends related to lower costs may not continue during the remaining part of 2015 given the fourth store will be fully operational in all future quarters.

Other Expenses

Other expenses were $181,923 for the three months ended March 31, 2015 as compared to $477,655 for the three months ended March 31, 2014. This significant change is due almost entirely to the derivative liabilities related to the Company’s convertible notes outstanding. The single largest decrease was to loss on conversion of debt related to conversions of the convertible notes that had matured as the Company accounted for these conversions through “change in derivative liability” in 2015. There were significantly higher conversions in the 2014 period versus the 2015 period resulting in markedly lower expense. There were also significant decreases in derivative expense as there were fewer notes that became convertible during the 2015 period. In addition, the change in derivative liability increased in the 2015 period while there was a significant decrease in 2014. The derivative liability expenses will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock and those notes are converted at discounts to market causing losses on conversion.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of March 31, 2015, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, the Company issued 6,153,213 shares of common stock upon conversion of $5,591 in principal on convertible notes representing a value of $0.0008 per share. In addition, we incurred loss on conversion of certain of the shares totaling $10,144 for a total cost to the Company of $15,735.

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

Greenfield Farms Food, Inc.

Date: June 18, 2015	By:	/s/ Ronald Heineman
Ronald Heineman Principal Executive Officer

Date: June 18, 2015	By:	/s/ Henry Fong
Henry Fong Principal Accounting Officer

