Form 10-Q/A
period 2015-03-31
Greenfield Farms Food, Inc.
filed 2015-06-19
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Amendment No. 1)

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

EXPLANATORY NOTE

This filing has been amended solely to correct the Company’s 12 month filing status to “Yes” on the cover page of this Current Report on Form 10-Q. With the filing of this report the Company has filed all reports required to be filed and has been subject to such filing requirements for the past 90 days.  The previous “No” answer was in error.

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

