Form 10-Q
period 2015-06-30
Greenfield Farms Food, Inc.
filed 2015-08-19
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Number of shares of common stock outstanding at August 10, 2015: 116,273,593

GREENFIELD FARMS FOOD, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$90,115	59,843
Credit card receivables	13,301	3,726
Inventory	29,734	29,734
Deferred charges	5,479	4,063
Total Current Assets	138,629	97,366

Property and Equipment
Equipment, computer hardware and software	172,365	152,871
Accumulated depreciation	(106,627)	(94,819)
Property and equipment, net	65,738	58,052

Other Assets
Security deposits	4,128	4,128

Total Assets	$208,495	$159,546

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	$96,057	$93,883
Accrued wages and payroll expenses	25,429	9,695
Accrued interest	15,726	13,742
Accrued interest – related parties	13,337	12,153
Accrued interest – convertible notes payable	32,419	18,134
Derivative liability	1,171,575	266,162
Notes payable	50,300	50,200
Notes payable – related parties	422,874	321,591
Convertible notes payable, net of debt discount	368,979	221,994

Total Liabilities	2,196,696	1,007,554

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
1,000 series D shares issue and outstanding	1	1
Common stock, par value $.001
3,950,000,000 shares authorized;
31,314,673 and 4,930,736 shares issued and outstanding, respectively	31,315	4,931
Warrants	507,280	507,280
Additional paid-in capital	998,722	1,007,930
Accumulated deficit	(3,525,660)	(2,368,291)

Total Stockholders' Deficit	(1,988,201)	(848,008)

Total Liabilities and Stockholders’ Deficit	$208,496	$159,546

GREENFIELD FARMS FOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales
Food and beverage	$459,321	$400,709	$846,129	$811,462
Vending receipts	5,018	201	10,499	1,744
Total sales	464,339	400,910	856,628	813,206

Cost of Goods Sold	403,047	334,627	746,918	672,175

Gross Profit	61,292	66,283	109,710	141,031

Operating Expenses
Telephone and utilities	25,270	28,629	49,818	49,486
Legal, accounting and professional fees	91,363	38,046	111,058	90,332
Rent	17,850	15,740	32,600	41,853
Advertising	4,304	6,370	9,173	10,976
Repairs and maintenance	6,944	5,595	12,836	18,714
Bank and credit card processing charges	8,075	8,493	15,247	18,829
Wages and taxes	27,112	21,764	50,641	59,352
Depreciation	6,353	5,659	12,450	11,317
Other	29,850	32,696	55,833	69,478
Total Operating Expenses	217,121	162,990	349,656	370,337

Loss From Operations	(155,829)	(96,707)	(239,946)	(229,306)

Other Expenses (Income)
Interest expense	14,164	8,284	24,666	9,247
Derivative expense	174,040	23,447	208,813	193,262
Change in derivative liability	511,171	(71,798)	612,600	(382,705)
Loss on conversion of debt	-	29,684	-	572,866
Amortization expense on discount of debt	36,125	74,988	71,344	149,590
Total Other Expenses (Income)	735,500	64,605	917,423	542,260

Loss Before Provision for Income Tax	(891,329)	(161,312)	(1,157,369)	(771,566)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(891,329)	$(161,312)	$(1,157,369)	$(771,566)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	20,638,877	1,638,109	22,057,437	1,907,296
Net Loss per Share:
Basic and Diluted	$(0.04)	$(0.10)	$(0.05)	$(0.40)

GREENFIELD FARMS FOOD, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)

AS OF JUNE 30, 2015

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit
Balance at December 31, 2014	141,623	142	4,930,736	$4,931	$507,280	$1,007,930	$(2,368,291)	$(848,008)

Issuance of common stock to convertible noteholders	-	-	26,383,277	26,383	-	(9,207)	-	17,176

Issuance of common stock to round up reverse split	-	-	660	1	-	(1)	-	-

Net loss for 6 months ended June 30, 2015	-	-	-	-	-	-	(1,157,369)	(1,157,369)

Balance at June 30, 2015	141,623	$142	31,314,673	$31,315	$507,280	$998,722	$(3,525,660)	$(1,988,201)

GREENFIELD FARMS FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(1,157,369)	$(771,566)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	12,450	11,317
Amortization of deferred financing costs	6,083	6,056
Amortization of discount on debt	71,344	149,590
Change in derivative liability	612,600	(382,705)
Initial derivative liability expense	208,813	193,262
Loss on conversion of debt	-	572,866
Convertible notes issued for services	50,000	-
Changes in Assets and Liabilities
Decrease in prepaid expense	-	1,896
Decrease in inventory	-	14
Increase in deferred charges	(7,500)	-
Decrease (increase) in accounts receivable	(9,575)	430
Increase in security deposits	-	(275)
Increase in accounts payable	2,174	16,188
Increase (Decrease) in accrued expenses	33,505	(10,735)
Net Cash used in Operating Activities	(177,475)	(213,662)

Cash Flows from Investing Activities:
Purchase of property and equipment	(20,136)	(898)
Net Cash Provided by (Used in) Investing Activities	(20,136)	(898)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	242,487	356,156
Proceeds from notes payable	300	100
Proceeds from convertible notes payable	126,500	178,350
Payments of notes payable - related parties	(141,204)	(251,497)
Payments of notes payable	(200)	-
Net Cash Provided by Financing Activities	227,883	283,109

Net Increase in Cash and Cash Equivalents	30,272	68,549
Cash and Cash Equivalents – Beginning	59,843	5,022
Cash and Cash Equivalents End of Period	$90,115	$73,571

Supplemental Cash Flow Information:
Cash paid for interest	$67	$1,274
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Interest accrued on convertible notes	$17,839	$7,632
Debt discount from fair value of embedded derivatives	$84,000	$95,100
Common stock issued for covertible notes and accrued interest	$17,176	$783,582

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The consolidated financial statements for the three and six months ended June 30, 2015 include the financial statement of the Company and its operating subsidiary Carmela’s Pizzeria.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three and six month periods ended June 30, 2015. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of June 30, 2015 and December 31, 2014, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

The Company has determined that its derivative liabilities fall under Level 2. Derivative liabilities were $1,171,575 and $266,162 at June 30, 2015 and December 31, 2014, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were warrants outstanding convertible into 179,886 shares of common stock at June 30, 2015. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $9,173 and $10,976 during the six month periods ended June 30, 2015 and 2014, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Depreciation expense totaled $12,450 and $11,317 for the six month periods ended June 30, 2015 and 2014, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. During the six months ended June 30, 2015, the Company did not issue any stock-based payments to its employees.

Accounting Pronouncements

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTES PAYABLE

The Company has outstanding a promissory note for $50,000 issued in 2011. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $1,984 for the six months ended June 30, 2015. Additional notes in the amount of $300 were outstanding at June 30, 2015 and accrued interest expense of $6 during the six month period ended June 30, 2015.

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

The activity for the six month period ended June 30, 2015 is as follows:

June 30, 2015
Beginning balance at December 31, 2014	$321,591
Advances, net	101,283
Balance, June 30, 2015	$422,874

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2013 there was a total of $17,367 due to an unaffiliated Trust in convertible notes payable that were convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. The entire balance of these notes remained unpaid as of June 30, 2015

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. In the quarter ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital and in the quarter ended June 30, 2015, $6,250 of this note was sold to MM Visionary Consultants leaving a remaining balance of $6,250 as of that date payable to Cresthill Associates.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In April 2014, this note was sold and assigned to two entities unaffiliated with Asher or the Company including $9,000 sold to CareBourn Capital that remains outstanding as of June 30, 2015.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2014, CareBourn sold this note to Booski Consulting, an unaffiliated third party, which converted $2,600 in principal on the note leaving a balance due of $2,400 at December 31, 2014 and June 30, 2015, respectively.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $5,000 of these notes leaving a balance due of $5,000 at both December 31, 2014 and June 30, 2015, respectively.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $4,590 in principal on these notes leaving a balance due of $57,910 at December 31, 2014. An $8,900 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $57,910 at December 31, 2014. During the six month period ended June 30, 2015, a total of $13,829 in principal on these notes was converted to 21,705,981 shares of common stock at a price equaling $.0006 per share. A $29,947 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $44,081 at June 30, 2015.

On March 3, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $16,200 in principal leaving a balance due of $18,800 as of December 31, 2014. During the six month period ended June 30, 2015, a total of $3,030 in principal and $318 in interest payable on these notes was converted to 4,677,296 shares of common stock at a price equaling $.0007 per share. A $6,443 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $15,770 at June 30, 2015.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $12,004 in principal on these notes leaving a balance due of $24,996 as of December 31, 2014 and June 30, 2015, respectively.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. During the year ended December 31, 2014, $10,345 of these notes were converted leaving a balance due of $14,655 as of December 31, 2014 and June 30, 2015, respectively.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and June 30, 2015, respectively.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and June 30, 2015, respectively.

On October 9, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and June 30, 2015, respectively.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $12,500 due on May 3, 2015 with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and June 30, 2015, respectively.

On February 9, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $73,000 due on December 27, 2015 with an interest rate of 12% per annum. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2015.

On April 1, 2015, the Company issued a convertible promissory note to SoFran, LLC in the principal amount of $50,000 due on January 1, 2015 with an interest rate of 12% per annum. This note was issued as part of a consulting contract entered into with SoFran for services to be rendered in connection with the Company’s plans to set up a national franchising program. In addition to this note, SoFran was paid $10,000 in April 2015 and is due an additional $5,000. Certain future payments totaling $35,000 may be due to SoFran under the contract upon them reaching certain performance benchmarks. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2015.

On April 14, 2015, LG Capital Funding funded a convertible promissory note in the principal amount of $26,500 that was issued on October 9, 2014 and secured at that time by a note payable to the Company with like terms. This note is due on October 9, 2015 with an interest rate of 8% per annum. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2015.

On May 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $16,500 due on February 5, 2016 with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2015.

On May 27, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $10,500 due on February 27, 2016 with an interest rate of 12% per annum. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at June 30, 2015.

Total interest expense on these notes was $14,609 for the six months ended June 30, 2015.

A summary of convertible notes payable as of June 30, 2015 is as follows:

Face Value	Balances 12/31/14	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments six months ended 6/30/15	Balances 6/30/15
Notes outstanding at 12/31/2014	$240,128	-	-	$(16,859)	$223,269
2015 note issuances	-	$176,500	-	-	176,500
Note discount	$(18,134)	(84,000)	$71,344	-	(30,790)
Total	$221,994	$92,500	$71,344	$(16,859)	$368,979

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

The beneficial conversion feature included in the notes that became convertible during the six months ended June 30, 2015 resulted in initial debt discounts of $84,000 and an initial loss on the valuation of the derivative liabilities of $195,313 based on the initial fair value of the derivative liabilities of $279,313. The fair value of the embedded derivative liabilities for notes not in default were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	1/1/15	1/15/15	3/1/15	4/14/15	4/14/15
Note amount	$5,000	$13,500	$12,500	$26,500	$26,500
Stock price at convertible date	$.06	$.03	$.0046	$.00065	$.00065
Expected life (years)	1.0	.25	.25	.52	.52
Risk free interest rate	.13%	.02%	.10%	.11%	.11%
Volatility	201.8%	211.9%	375.0%	382.3%	382.3%
Initial derivative value	$11,639	$19,026	$21,608	$113,520	$113,520

At June 30, 2015, the following notes remained convertible and not fully converted. All convertible notes beyond their maturity dates totaling $179,036 in principal payable are valued assuming a six month term for purposes of calculating the derivative liability.The fair value of the embedded derivative liabilities on the outstanding convertible notes was calculated at June 30, 2015 utilizing the following assumptions:

Note convertible date	1/1/15	4/14/15	4/14/15	Matured
Note amount	$5,000	$26,500	$26,500	$193,769
Stock price at convertible date	$.00054	$.0006	$.0006	$0.00054
Expected life (years)	.42	.28	.28	.50
Risk free interest rate	.11%	.01%	.01%	.11%
Volatility	421.5%	237.9%	237.9%	387.4%
6/30/15 derivative value	$15,054	$104,754	$104,755	$947,013

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 3,950,000,000 common shares with a par value of $0.001 per share.

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

2015 Common Stock Issuances

During the six months ended June 30, 2015, the Company issued 26,383,277 shares of common stock upon conversion of $17,176 in principal and interest on convertible notes representing a value of $0.00065 per share. In addition, we incurred loss on conversion of certain of the shares totaling $36,390 for a total cost to the Company of $53,566.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of June 30, 2015 no conversion has taken place.

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

NOTE 10 – SUBSEQUENT EVENTS

During the period from June 30, 2015 to August 10, 2015, the Company has issued 84,958,920 shares of common stock upon the conversion of $38,460 in principal and interest on its convertible notes.

Also during the period from June 30, 2015 to August 10, 2015, the Company has issued a total of $15,500 in additional convertible notes payable.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those reported above.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $1,157,369 for the six months ended June 30, 2015. During the six month period, we had cash flow used by operations of $177,475, net cash used in investing activities of $20,136, and cash flows provided by financing activities of $227,883. At the end of the six month period ended June 30, 2015, our cash balance was $90,115.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $177,475, which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $898,840 related to our convertible notes outstanding. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the six month period ended June 30, 2015 totaled $18,604 with increases in accrued expenses accounting for the largest increase.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $20,136 that included the purchase of property and equipment for the Carmela’s restaurants.

CASH FLOWS FROM FINANCING ACTIVITIES. For the six months ended June 30, 2015, cash flows from financing activities was $227,883, which consisted primarily of proceeds from issuance of convertible notes payable of $126,500 and proceeds from notes payable related parties totaling $242,486 that was offset by $141,204 for payments made on notes payable related parties.

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

RESULTS OF OPERATIONS

Six month period ended June 30, 2015 versus June 30, 2014

We had a net loss of $1,157,369 for the six months ended June 30, 2015 as compared to a loss of $771,566 for the six months ended June 30, 2014. Our gross sales in the six months ended June 30, 2015 were $856,628 with cost of goods sold of $746,918 for a gross profit of $109,710. This compared to gross sales of $813,206, costs of goods sold of $672,175 and gross profit of $141,031 for the six months ended June 30, 2014. Our sales in the 2015 period increased $43,422, or approximately 5% versus 2014 primarily due to the addition of the West Manchester location. Cost of goods sold increased by approximately 14% to approximately 87% of sales in 2015 versus 83% of sales in 2014. This increase is primarily the result of increased use of coupon marketing with a buy one get one free offer. The company will continue a more aggressive coupon marketing campaign during the remainder of 2015 through which it believes sales will increase, but will be offset somewhat by the higher discounts.

Total operating expenses were $349,656 for the six months ended June 30, 2015 versus $370,337 for the six months ended June 30, 2014 resulting in loss from operations of $239,946 and $229,306 in the 2015 and 2014 periods, respectively. There were many factors involved in this significant decrease in operating expenses including significant decreases in repairs and maintenance, credit card processing fees, and wages and taxes all related to the Carmela’s operations. As Carmela’s opened a fourth location in the first quarter of 2015, the trends related to higher costs will continue during the remaining part of 2015 given the fourth store will be fully operational in all future quarters.

Other Expenses

Other expenses were $917,423 for the six months ended June 30, 2015 as compared to $542,260 for the six months ended June 30, 2014. This significant change is due to the derivative liabilities related to the Company’s convertible notes outstanding. The single largest decrease was to loss on conversion of debt related to conversions of the convertible notes that had matured as the Company accounted for these conversions through “change in derivative liability” in 2015. There were significantly higher conversions in the 2014 period versus the 2015 period resulting in markedly lower expense. There were also significant decreases in derivative expense as there were fewer notes that became convertible during the 2015 period. In addition, the change in derivative liability increased significant in the 2015 period while there was a significant decrease in 2014. The derivative liability expenses will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock and those notes are converted at discounts to market causing losses on conversion.

Three month period ended June 30, 2015 versus June 30, 2014

We had a net loss of $891,329 for the three months ended June 30, 2015 as compared to a loss of $161,312 for the three months ended June 30, 2014. Our gross sales in the three months ended June 30, 2015 were $464,339 with cost of goods sold of $403,047 for a gross profit of $61,292. This compared to gross sales of $400,910, costs of goods sold of $334,627 and gross profit of $66,283 for the three months ended June 30, 2014. Our sales in the 2015 period increased $63,429, or approximately 16% versus 2014 primarily due to the new West Manchester location opened in 2015. Cost of goods sold increased by approximately 20% to approximately 87% of sales in 2015 versus approximately 84% of sales in 2014. This increase is primarily the result of increased use of coupon marketing with a buy one get one free offer. The company will continue a more aggressive coupon marketing campaign during the remainder of 2015 through which it believes sales will increase, but will be offset somewhat by the higher discounts.

Total operating expenses were $217,121 for the three months ended June 30, 2015 versus $162,990 for the three months ended June 30, 2014 resulting in loss from operations of $155,829 and 96,707 in the 2015 and 2014 periods, respectively. There were many factors involved in this significant increase in operating expenses including significantly higher professional fees with the execution of the SoFran franchise consulting agreement along with increases in rent expense, and wages and taxes all related to the Carmela’s operations and the opening of the fourth location in 2015. With that fourth location the trends related to higher costs will continue during the remaining part of 2015 given the fourth store will be fully operational in all future quarters.

Other Expenses

Other expenses were $735,500 for the three months ended June 30, 2015 as compared to $64,605 for the three months ended June 30, 2014. This significant change is due entirely to the derivative liabilities related to the Company’s convertible notes outstanding. The single largest increase was change in derivative liability with a significant increase in the fair value of the outstanding notes related to fluctuations in the price of the Company’s common stock at the end of the quarter. This was offset to a small degree by amortization expense on discount of debt as there were fewer convertible notes that had not matured in the 2014 period versus the 2015 period. The derivative liability expenses may continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company’s common stock and those notes are converted at discounts to market causing losses on conversion.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of June 30, 2015, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2015, the Company issued 20,230,064 shares of common stock upon conversion of $11,585 in principal on convertible notes representing a value of $0.0006 per share. In addition, we incurred loss on conversion of certain of the shares totaling $26,346 for a total cost to the Company of $37,931.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits:
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

Greenfield Farms Food, Inc.

Date: August 19, 2015	By:	/s/ Ronald Heineman
Ronald Heineman Principal Executive Officer

Date: August 19, 2015	By:	/s/ Henry Fong
Henry Fong Principal Accounting Officer

