Form 10-Q
period 2015-09-30
Greenfield Farms Food, Inc.
filed 2015-11-19
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

Number of shares of common stock outstanding at November 11, 2015: 548,766,277

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$69,246	59,843
Credit card receivables	15,204	3,726
Inventory	29,734	29,734
Deferred charges	4,621	4,063
Total Current Assets	118,805	97,366

Property and Equipment
Equipment, computer hardware and software	174,865	152,871
Accumulated depreciation	(112,897)	(94,819)
Property and equipment, net	61,968	58,052

Other Assets
Security deposits	4,128	4,128

Total Assets	$184,901	$159,546

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$108,684	$93,883
Accrued wages and payroll expenses	25,941	9,695
Accrued interest	16,741	13,742
Accrued interest – related parties	13,962	12,153
Accrued interest – convertible notes payable	40,061	18,134
Derivative liability	1,003,684	266,162
Notes payable	50,300	50,200
Notes payable – related parties	454,286	321,591
Convertible notes payable, net of debt discount	312,415	221,994

Total Liabilities	2,026,074	1,007,554

Stockholders' Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
1,000 series D shares issue and outstanding	1	1
Common stock, par value $.001
3,950,000,000 shares authorized;
318,655,032 and 4,930,736 shares issued and outstanding, respectively	318,655	4,931
Warrants	507,280	507,280
Additional paid-in capital	766,929	1,007,930
Accumulated deficit	(3,434,179)	(2,368,291)

Total Stockholders' Deficit	(1,841,173)	(848,008)

Total Liabilities and Stockholders' Deficit	$184,901	$159,546

 The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales
Food and beverage	$426,128	$418,904	$1,272,257	$1,230,366
Vending receipts	2,277	1,580	12,776	3,324
Total sales	428,405	420,484	1,285,033	1,233,690

Cost of Goods Sold	359,278	348,526	1,106,196	1,020,701

Gross Profit	69,127	71,958	178,837	212,989

Operating Expenses
Telephone and utilities	23,018	24,601	72,836	74,087
Legal, accounting and professional fees	15,548	15,247	126,606	105,579
Rent	27,300	11,100	59,900	52,953
Advertising	4,424	6,173	13,597	17,149
Repairs and maintenance	4,193	7,703	17,029	26,417
Bank and credit card processing charges	7,181	7,423	22,428	26,252
Wages and taxes	25,180	23,178	75,821	82,530
Depreciation	6,271	5,262	18,721	16,579
Other	43,194	39,359	99,026	108,838
Total Operating Expenses	156,309	140,046	505,964	510,384

Loss From Operations	(87,182)	(68,088)	(327,127)	(297,395)

Other Expenses (Income)
Interest expense	14,671	8,619	39,337	17,866
Derivative expense	11,792	49,542	220,605	242,804
Change in derivative liability	(263,183)	31,208	349,417	(351,497)
Loss on conversion of debt	-	-	-	572,866
Amortization expense on discount of debt	58,058	72,567	129,402	222,157
Total Other Expenses (Income)	(178,662)	161,936	738,761	704,196

Income (Loss) Before Provision for Income Tax	91,480	(230,024)	(1,065,888)	(1,001,591)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$91,480	$(230,024)	$(1,065,888)	$(1,001,591)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	118,171,927	1,206,596	124,700,719	2,033,940
Net Loss per Share:
Basic and Diluted	$0.00	$(0.19)	$(0.01)	$(0.49)

 The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
AS OF SEPTEMBER 30, 2015

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit
Balance at December 31, 2014	141,623	142	4,930,736	$4,931	$507,280	$1,007,930	$(2,368,291)	$(848,008)

Issuance of common stock to convertible noteholders	-	-	313,723,636	313,723	-	(241,000)	-	72,723

Issuance of common stock to round up reverse split	-	-	660	1	-	(1)	-	-

Net loss for nine months ended September 30, 2015	-	-	-	-	-	-	(1,065,888)	(1,065,888)

Balance at September 30, 2015	141,623	$142	318,655,032	$318,655	$507,280	$766,929	$(3,434,180)	$(1,841,173)

 The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(1,065,889)	$(1,001,591)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	18,721	16,579
Amortization of deferred financing costs	9,941	8,882
Amortization of discount on debt	129,402	222,157
Change in derivative liability	349,417	(351,497)
Initial derivative liability expense	220,605	242,804
Loss on conversion of debt	-	572,866
Convertible notes issued for services	50,000	-
Changes in Assets and Liabilities
Decrease in prepaid expense	-	1,896
Decrease in inventory	-	14
Increase in deferred charges	(10,500)	-
Decrease (increase) in accounts receivable	(11,478)	(1,538)
Increase in security deposits	-	(275)
Increase (decrease) in accounts payable	14,802	(6,179)
Increase (decrease) in accrued expenses	44,622	(7,776)
Net Cash used in Operating Activities	(250,357)	(303,658)

Cash Flows from Investing Activities:
Purchase of property and equipment	(22,637)	(898)
Net Cash Provided by (Used in) Investing Activities	(22,637)	(898)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	273,900	453,473
Proceeds from notes payable	300	300
Proceeds from convertible notes payable	152,100	200,005
Payments of notes payable - related parties	(141,204)	(285,685)
Payments of notes payable	(200)	-
Payments of convertible notes payable	(2,500)	-
Net Cash Provided by Financing Activities	282,396	368,093

Net Increase in Cash and Cash Equivalents	9,402	63,537
Cash and Cash Equivalents – Beginning	59,843	5,022
Cash and Cash Equivalents End of Period	$69,245	$68,559

Supplemental Cash Flow Information:
Cash paid for interest	$67	$1,274
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Interest accrued on convertible notes	$23,576	$10,820
Debt discount from fair value of embedded derivatives	$167,500	$202,600
Common stock issued for convertible notes and accrued interest	$72,723	$801,705

 The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2014. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated financial statements for the three and nine months ended September 30, 2015 include the financial statement of the Company and its operating subsidiary Carmela's Pizzeria.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three and nine month periods ended September 30, 2015. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of September 30, 2015 and December 31, 2014, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – ORGANIZATION AND NATURE OF BUSINESS

Greenfield Farms Food, Inc. ("GRAS" or the "Company") was incorporated under the laws of the State of Nevada on June 2, 2008. In October 2013, the Company entered into an Asset Purchase Agreement with COHP, LLC ("COHP") through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela's Pizzeria ("Carmela's") through a newly formed wholly-owned subsidiary Carmela's Pizzeria CO, Inc. Carmela's Pizzeria presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a December 31 year end.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting information necessary to develop these estimates. Accordingly, the Company's estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The fair values of cash and cash equivalents, accounts receivable, inventory, deferred charges, accounts payable and accrued expenses, and notes payable approximate their carrying amounts because of the short maturities of these instruments.

The fair values of notes and loans payable to non-related parties approximate their carrying values because of the short maturities of these instruments. The fair value of long-term debt to non-related parties approximates carrying values, net of discounts applied, based on market rates currently available to the Company.

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity ("observable inputs") and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances ("unobservable inputs").

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets ("market approach"). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

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

The Company has determined that its derivative liabilities fall under Level 2. Derivative liabilities were $1,003,684 and $266,162 at September 30, 2015 and December 31, 2014, respectively.

Credit risk adjustments are applied to reflect the Company's own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market.

Income Taxes

The Company has elected to be taxed as a "C" corporation. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were warrants outstanding convertible into 179,886 shares of common stock at September 30, 2015. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $13,597 and $17,149 during the nine month periods ended September 30, 2015 and 2014, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Depreciation expense totaled $18,721 and $16,579 for the nine month periods ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. During the nine months ended September 30, 2015, the Company did not issue any stock-based payments to its employees.

Accounting Pronouncements

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 5 – NOTES PAYABLE

The Company has outstanding a promissory note for $50,000 issued in 2011. The note is secured by the Company's common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense on this note was $2,992 for the nine months ended September 30, 2015. Additional notes in the amount of $300 were outstanding at September 30, 2015 and accrued interest expense of $12 during the nine month period ended September 30, 2015.

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

The activity for the nine month period ended September 30, 2015 is as follows:

September 30, 2015
Beginning balance at December 31, 2014	$321,591
Advances, net	132,695
Balance, September 30, 2015	$454,286

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2013 there was a total of $17,367 due to the Gulfstream 1998 Irrevocable Trust in convertible notes payable that were convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. During the nine month period ended September 30, 2015, $2,500 of these notes were repaid by the Company. In addition, $13,100 of these notes were sold by the Trust to Codes Capital. As a result of these transactions the balance of these notes was $1,767 as of September 30, 2015

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela's Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. In the quarter ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital the entire balance of which remains unpaid. In the quarter ended June 30, 2015, $6,250 of this note was sold to MM Visionary Consultants, which converted that entire balance to common stock in the quarter ended September 30, 2015 leaving a balance due to MM Visionary Consultants of $0 as of that date. A $31,388 decrease in derivative liability was recorded as a result of these conversions. During the quarter ended September 30, 2015, the remaining $6,250 of this note was sold to Microcap Equity leaving a remaining balance of $0 as of September 30, 2015 payable to Cresthill Associates. During the quarter ended September 30, 2015, Microcap equity converted $833 of this amount leaving a balance due at that date of $5,417 and a $4,183 decrease in derivative liability was recorded from this conversion.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In April 2014, this note was sold and assigned to two entities unaffiliated with Asher or the Company including $9,000 sold to CareBourn Capital that remains outstanding as of September 30, 2015.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2014, CareBourn sold this note to Booski Consulting, an unaffiliated third party, which converted $2,600 in principal on the note leaving a balance due of $2,400 at December 31, 2014 and September 30, 2015, respectively.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $5,000 of these notes leaving a balance due of $5,000 at both December 31, 2014 and September 30, 2015, respectively.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $4,590 in principal on these notes leaving a balance due of $57,910 at December 31, 2014. An $8,900 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $57,910 at December 31, 2014. During the nine month period ended September 30, 2015, a total of $42,967 in principal on these notes was converted to 204,690,420 shares of common stock at a price equaling $.0002 per share. A $194,951 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $14,943 at September 30, 2015.

On March 3, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $16,200 in principal leaving a balance due of $18,800 as of December 31, 2014. During the nine month period ended September 30, 2015, a total of $14,725 in principal and $1,643 in interest payable on these notes was converted to 74,453,011 shares of common stock at a price equaling $.0002 per share. A $59,059 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $4,075 at September 30, 2015.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $12,004 in principal on these notes leaving a balance due of $24,996 as of December 31, 2014. During the nine month period ended September 30, 2015, a total of $4,543 in principal on these notes was converted to 7,772,000 shares of common stock at a price equaling $.0006 per share. A $39,645 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $20,453 at September 30, 2015.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. During the year ended December 31, 2014, $10,345 of these notes were converted leaving a balance due of $14,655 as of December 31, 2014 and September 30, 2015, respectively.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and September 30, 2015, respectively.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the thirty trading days before the conversion and the entire amount was outstanding at December 31, 2014. In the quarter ended September 30, 2015, the entire balance of this note was sold to Codes Capital, which converted a total of $1,763 in principal on these notes to 3,561,539 shares of common stock at a price equaling $.0005 per share. A $8,854 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $10,737 at September 30, 2015.

On October 9, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and September 30, 2015, respectively.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $12,500 due on May 3, 2015 with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and September 30, 2015, respectively.

On February 9, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $73,000 due on December 27, 2015 with an interest rate of 12% per annum. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2015.

On April 1, 2015, the Company issued a convertible promissory note to SoFran, LLC in the principal amount of $50,000 due on January 1, 2015 with an interest rate of 12% per annum. This note was issued as part of a consulting contract entered into with SoFran for services to be rendered in connection with the Company's plans to set up a national franchising program. In addition to this note, SoFran was paid $10,000 in April 2015 and is due an additional $5,000. Certain future payments totaling $35,000 may be due to SoFran under the contract upon them reaching certain performance benchmarks. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2015.

On April 14, 2015, LG Capital Funding funded a convertible promissory note in the principal amount of $26,500 that was issued on October 9, 2014 and secured at that time by a note payable to the Company with like terms. This note is due on October 9, 2015 with an interest rate of 8% per annum. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2015.

On May 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $16,500 due on November 5, 2015 with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2015.

On May 27, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $10,500 due on February 27, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $7,500. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2015.

On August 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $7,500 due on February 5, 2016 with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2015.

On July 20, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $15,500 due on April 20, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $12,500. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2015.

On July 31, 2015 the Company issued a convertible promissory note to Gulfstream 1998 Irrevocable Trust in the principal amount of $2,500 due on July 31, 2016 with an interest rate of 8% per annum. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at September 30, 2015.

Total interest expense on these notes was $23,576 for the nine months ended September 30, 2015.

A summary of convertible notes payable as of September 30, 2015 is as follows:

Face Value	Balances 12/31/14	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments nine months ended 9/30/15	Balances 9/30/15
Notes outstanding at 12/31/2014	$240,128	-	-	$(73,579)	$166,547
2015 note issuances	-	$202,100	-	-	202,100
Note discount	$(18,134)	(167,500)	$129,402	-	(56,232)
Total	$221,994	$34,600	$129,402	$(16,859)	$312,415

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

The beneficial conversion feature included in the notes that became convertible during the nine months ended September 30, 2015 resulted in initial note discounts of $167,500 and an initial loss on the valuation of the derivative liabilities of $220,605 based on the initial fair value of the derivative liabilities of $388,105. The fair value of the embedded derivative liabilities for notes not in default were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	1/1/15	3/1/15	3/1/15	4/14/15	4/14/15	8/10/15	8/25/15
Note amount	$5,000	$13,500	$12,500	$26,500	$26,500	$73,000	$10,500
Stock price at convertible date	$.06	$.03	$.0046	$.00065	$.00065	$.0003	$.0002
Expected life (years)	1.0	.25	.25	.52	.52	.38	.51
Risk free interest rate	.13%	.02%	.10%	.11%	.11%	.25%	.20%
Volatility	201.8%	211.9%	375.0%	382.3%	382.3%	236.9%	387.9%
Initial derivative value	$11,639	$32,526	$21,608	$113,520	$113,520	$75,285	20,007

At September 30, 2015, the following notes remained convertible and not fully converted. All convertible notes beyond their maturity dates totaling $126,947 in principal payable are valued assuming a six month term for purposes of calculating the derivative liability.The fair value of the embedded derivative liabilities on the outstanding convertible notes was calculated at September 30, 2015 utilizing the following assumptions:

Note convertible date	1/1/15	4/14/15	4/14/15	8/10/15	8/25/15	Matured
Note amount	$3,000	$26,500	$26,500	$73,000	$10,500	$126,947
Stock price at convertible date	$.0002	$.0002	$.0002	$.0002	$.0002	$0.0002
Expected life (years)	.17	.02	.02	.24	.41	.50
Risk free interest rate	.02%	.01%	.01%	.15%	.11%	.11%
Volatility	376.7%	353.4%	353.4%	319.4%	272.0%	287.76%
9/30/15 derivative value	$11,065	$79,558	$79,558	$308,720	$45,133	$479,650

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

2015 Common Stock Issuances

During the nine months ended September 30, 2015, the Company issued 323,723,636 shares of common stock upon conversion of $72,723 in principal and interest on convertible notes representing a value of $0.00023 per share. In addition, we incurred loss on conversion of certain of the shares totaling $319,310 for a total cost to the Company of $392,033.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of September 30, 2015 no conversion has taken place.

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

Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, our Chief Executive Officer, in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company did not have sufficient authorized but unissued shares of common stock to allow for any such issuances. As a result of the issuance of the Series D Preferred Stock shares, Mr. Heineman obtained voting rights over the Company's outstanding voting stock on September 24, 2014, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Heineman will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Heineman may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Heineman as an officer or Director of the Company due to the Super Majority Voting Rights. In the event Mr. Heineman is no longer acting as Chief Executive Officer of the Corporation, the shares of Series D Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety.

Warrants

In connection with the acquisition in 2013 of the assets of Carmela's Pizzeria, COHP, LLC and its assigns received warrants to purchase a total of 179,886 shares of the Company's common stock for a period of five years in the amounts and exercise prices as follows: 59,962 at $3.00; 59,962 at $6.00; and 59,962 at $7.50. These warrants were valued in the year ended December 31, 2013 utilizing the Black-Scholes pricing model for a total fair market value at issuance of $507,280.

NOTE 10 - SUBSEQUENT EVENTS

During the period from September 30, 2015 to November 11, 2015, the Company has issued 230,111,245 shares of common stock upon the conversion of $9,613 in principal and interest on its convertible notes.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those reported above.

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

Overview

With the acquisition of the operation of Carmela's Pizzeria in October 2013, our operations now consist of Carmela's Pizzeria's, which presently has three Dayton, Ohio area locations offering authentic New York style pizza. During the quarter ended September 30, 2015, the Company closed one of its then four locations due to construction right-of-way issues related to city street widening. The Company is currently searching for a suitable location as a replacement. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores. Carmela's has been noted in Dayton Daily News as one of "The Best Pizzerias" in Dayton.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $1,065,888 for the nine months ended September 30, 2015. During the nine month period, we had cash flow used by operations of $250,356, net cash used in investing activities of $22,637, and cash flows provided by financing activities of $282,396. At the end of the nine month period ended September 30, 2015, our cash balance was $69,246.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $250,356, which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $709,365 related to our convertible notes outstanding. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the nine month period ended September 30, 2015 totaled $37,446 with increases in accrued expenses accounting for the largest increase.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $22,637 that included the purchase of property and equipment for the Carmela's restaurants.

CASH FLOWS FROM FINANCING ACTIVITIES. For the nine months ended September 30, 2015, cash flows from financing activities was $282,396, which consisted primarily of proceeds from issuance of convertible notes payable of $152,100 and proceeds from notes payable related parties totaling $273,900 that was offset by $141,204 for payments made on notes payable related parties.

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

RESULTS OF OPERATIONS.

Nine month period ended September 30, 2015 versus September 30, 2014

We had a net loss of $1,065,888 for the nine months ended September 30, 2015 as compared to a loss of $1,001,591 for the nine months ended September 30, 2014. Our gross sales in the nine months ended September 30, 2015 were $1,285,033 with cost of goods sold of $1,106,196 for a gross profit of $178,837. This compared to gross sales of $1,233,690, costs of goods sold of $1,020,701 and gross profit of $212,989 for the nine months ended September 30, 2014. Our sales in the 2015 period increased $51,343, or approximately 4% versus 2014 primarily due to the addition of a fourth location in 2015. This will be minimized for the remainder of 2015 and possibly into 2016 with the loss on one location in the September 2015 quarter if that location is not relocated. Cost of goods sold increased by approximately 8% to approximately 86% of sales in 2015 versus 83% of sales in 2014. This increase is primarily the result of increased use of coupon marketing with a buy one get one free offer. The company will continue a more aggressive coupon marketing campaign during the remainder of 2015 through which it believes sales will increase, but will be offset somewhat by the higher discounts.

Total operating expenses were $505,963 for the nine months ended September 30, 2015 versus $510,384 for the nine months ended September 30, 2014 resulting in loss from operations of $327,126 and $297,395 in the 2015 and 2014 periods, respectively. The primary factor involved in this increase in operating expenses was increased legal, accounting and professional fees in the 2015 period including the issuance of a $50,000 convertible note related to our ongoing franchising efforts. This trend may not continue as most expenses were lower in the 2015 period at Carmela's and that is expected to continue in the near future given the current operation of three stores versus four.

Other Expenses

Other expenses were $738,761 for the nine months ended September 30, 2015 as compared to $704,196 for the nine months ended September 30, 2014. This significant change is due to the derivative liabilities related to the Company's convertible notes outstanding. The single largest decrease was to loss on conversion of debt related to conversions of the convertible notes that had matured as the Company accounted for these conversions through "change in derivative liability" in 2015. There were significantly higher conversions in the 2014 period versus the 2015 period resulting in markedly lower expense. The change in derivative liability increased significantly in the 2015 period while there was a significant decrease in 2014. This change is partially due to the change in accounting for converted shares, which are reflected in "change in derivative liability" in 2015. The derivative liability expenses will continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company's common stock and those notes are converted at discounts to market causing losses on conversion.

Three month period ended September 30, 2015 versus September 30, 2014

We had net income of $91,481 for the three months ended September 30, 2015 as compared to a loss of $230,024 for the three months ended September 30, 2014. This significant change is solely due to the significant "income' from "change in derivative liability" resulting from conversion of notes in the 2015 period that lowered the derivative liability significantly that was offset only partially by expense for newly convertible notes. Our gross sales in the three months ended September 30, 2015 were $428,405 with cost of goods sold of $359,278 for a gross profit of $69,127. This compared to gross sales of $420,484, costs of goods sold of $348,526 and gross profit of $71,958 for the three months ended September 30, 2014. Our sales in the 2015 period increased $7,921, or approximately 2% versus 2014. Cost of goods sold increased by approximately 3% to approximately 84% of sales in 2015 versus approximately 83% of sales in 2014. This represents minimal change in the 2015 versus the 2014 period. The company will continue a more aggressive coupon marketing campaign during the remainder of 2015 through which it believes sales will increase, but will be offset somewhat by the higher discounts.

Total operating expenses were $156,307 for the three months ended September 30, 2015 versus $140,046 for the three months ended September 30, 2014 resulting in loss from operations of $87,180 and $68,088 in the 2015 and 2014 periods, respectively. The primary factor for this increase was higher rent costs in the 2015 period versus the 2014 period with the addition of the fourth location for a majority of the period in 2015 versus only three in 2014. This trend should be offset somewhat moving forward with the closing of one location in the quarter ended September 30, 2015 unless that location is successfully relocated in the near future.

Other Expenses

Other income was $178,662 for the three months ended September 30, 2015 as compared to other expense of $161,936 for the three months ended September 30, 2014. This significant change is due entirely to the derivative liabilities related to the Company's convertible notes outstanding. The single largest cause was the "income" from conversion of convertible notes in the 2015 period with significantly lower offsetting notes becoming convertible and little change in the fair value of the notes during the period. The derivative liability expenses may continue in future periods as the Company continues to issue convertible notes and those notes experience changes in derivative liabilities with changes in the market price of the Company's common stock and those notes are converted at discounts to market causing losses on conversion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2015, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2015, the Company issued 287,340,359 shares of common stock upon conversion of $55,547 in principal on convertible notes representing a value of $0.0002 per share. In addition, we incurred loss on conversion of certain of the shares totaling $282,920 for a total cost to the Company of $338,467.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits:
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101**	XBRL Interactive Data Files

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

Greenfield Farms Food, Inc.

Date: November 18, 2015	By:	/s/ Ronald Heineman
Ronald Heineman Principal Executive Officer

Date: November 18, 2015	By:	/s/ Henry Fong
Henry Fong Principal Accounting Officer

