Form 10-K
period 2015-12-31
Greenfield Farms Food, Inc.
filed 2016-07-21
CIK 1440517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to________________

Commission File Number 333-157281

GREENFIELD FARMS FOOD, INC.
(Name of small business issuer in its charter)

NEVADA	26-2909561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

319 Clematis Street – Suite 400, West Palm Beach, Florida 3340

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes  ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the issuer was $3,172,763, based on the last sale price of the issuers common stock ($0.0034 per share) as reported by the OTCPink Markets as of the last business day of the Registrant's most recently completed second fiscal quarter.

The Registrant had 933,336,455 shares of common stock outstanding as of June 16, 2016.

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

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Plan of Operations

We were founded in 2008 as Sweet Spot Games, Inc., a Nevada corporation on June 2, 2008. We changed our name to Green Field Farms Food, Inc. ("Greenfield") on March 31, 2011. In October 2013, we entered into an Asset Purchase Agreement (the "Agreement") with COHP, LLC, through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela's Pizzeria through a newly formed wholly-owned subsidiary Carmela's Pizzeria CO, Inc. Carmela's Pizzeria presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores. Carmela's has been noted in Dayton Daily News as one of "The Best Pizzerias" in Dayton.

The Carmela's Pizzeria assets and liabilities were acquired in exchange for 1,000 shares of our newly issued Series C Convertible Preferred Stock ("Series C") that converted on October 31, 2013 into 53,965,942 shares of common stock upon the effective date of a 1 for 100 reverse split. In addition, COHP and its assigns received warrants to purchase a total of 53,965,942 shares of our common stock exercisable for a period of five years in the amounts and exercise prices as follows: 59,962 at $3.00; 59,962 at $6.00; and 59,962 at $7.50. The value of these assets was $1,586,599 at December 31, 2013, which represents the fair market value of the common stock and warrants issued in the acquisition at their issuance dates.

Prior to the acquisition of Carmela's Pizzeria, we operated as a consumer and wholesale driven producer of grassfed beef. The Company had supplied Lowes Food Stores, a North Carolina based grocer with over 100 locations in North and South Carolina on a very limited basis. Greenfield Farms Grassfed Beef and its collective group of producers represented over 2500 acres in pasture under management and approximately 2000 head of cattle at its peak.

The Company will continue to explore other business opportunities in complementary food related business segments much like the acquisition of Carmela's Pizzeria, although no further agreements have been reached.

For SEC reporting purposes, Carmela's is treated as the continuing reporting entity that acquired GRAS as a result of the Carmela's acquisition transaction. The quarterly and annual reports filed after the transaction, beginning with this report, have been prepared as if Carmela's (accounting acquirer) were the legal successor to the Company's reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Carmela's for all periods prior to the share exchange; and consolidated with the Company from the date of the share Exchange. All share and per share amounts of Carmela's have been retroactively adjusted to reflect the legal capital structure of the Company.

In their opinion letter for the fiscal year ended December 31, 2015, our auditors included an explanatory paragraph that disclosed conditions that raise concerns about the Company's ability to continue as a going concern. Please refer to the audited financial statements and accompanying auditors report within this filing.

Our Operations

We currently offer two restaurant concepts in our three Company owned restaurant locations including:

•	A full-service dining room menu comprising a Carmela's Pizzeria and including a limited pizza buffet and alcohol and a Sports Grill.

•	A smaller Carmela's Pizzeria with full menu dining room including limited pizza buffet, delivery and carry-out; as well as a drive-thru in certain locations.

In addition, our locations may offer a "Carmela's Treats" walk-up window offering ice cream style dessert treats offered to both diners within the restaurant or patrons looking for dessert only offerings.

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

During 2015, we added a catering division offered through our stores for everything from simple pick up to full services weddings and other occasions. The catering menu presently offers five different price points ranging from $4.50 per person for salad, pasta and breadsticks to $12 per person for a full meal including roast beef with au jus. Customers can also order from a variety of appetizers, salads, entrée's and sides in portions designed for 8, 15 and 25 plus people including Italian classics and other non-Italian items.

During 2014, we announced and have been working on creating a franchising concept presently planned to involve three separate business elements including:

•	A full-service dining room menu comprising a Carmela's Pizzeria and including a limited pizza buffet and alcohol and a Sports Grill.

•	A smaller Carmela's Pizzeria with full menu dining room including limited pizza buffet, delivery and carry-out.

•	A Carmela's Pizzeria delivery and carry-out model similar to those of the leading pizza delivery chains and drive-thru access in some cases.

In addition, the catering division is envisioned as a separate business unit that prospective franchisees may add to build sales and profits. A Carmela's Treats walk-up window concept may also be added providing a separate profit center offering ice cream desserts. While we began working on the initial phase of the national franchising program, the cost and complexity of beginning the franchising concept has caused us to move more slowly on this initiative than initially planned. We intend to continue exploring franchising opportunities as a means to expand the Carmela's business.

Franchising will require development of the Franchise Disclosure Document ("FDD"), the legal document presented to prospective franchise buyers in the presale process. In addition, candidate review and screening for a national franchise director commenced in 2015 but not yet been completed as of the filing of this report. The Company identified a franchising partner to complete the franchise operating system, collateral marketing materials and other supporting legal documentation, however these plans were put on hold pending further review of the costs and actions involved in creating the franchising concept. The Company feels it is important to perfect the Company's business plans and processes in order to establish a viable franchise concept.

One of our long-term objectives is to selectively expand through franchising along with adding a small number of Company-owned restaurants by identifying appropriate opportunities. We believethat developing a domestic network of franchise and Company-owned restaurants will play an important strategic role in a predominately franchised operating structure. Inaddition to generating revenues and earnings, we expect to use domestic Company-owned restaurants as test sites for new products and promotions as well asrestaurant operational improvements and as a forum for training new managers and franchisees. We also believe that as the number of franchise and Company-owned restaurantsincreases, they may add to the economies of scale available for advertising, marketing and other costs for the entire system.

Food and Supply Distribution

We currently purchase our restaurant supplies from local wholesale food distributors in the Dayton, Ohio area. If we are able to expand through franchising, we will identify a suitable partner for outsourcing our warehousing and distribution services to a reputable and experienced restaurant distribution company. There are many regional and national companies to choose from that we believe will offer significant choice to tailor a program necessary for our specific needs. We may also choose to outsource our product sourcing, purchasing, quality assurance, franchisee order and billing services, and logistics support functions. These decisions will be made as we move forward with development of our franchising program in the future.

Advertising

We presently advertise locally in the Dayton, Ohio area mainly through direct marketing. As we move to create our franchising concept, we will be required to communicate a common brand message at the regional, local market and restaurant levels, to create and reinforce a strong, consistentmarketing message to consumers in order to create successful franchise start-ups and garner sufficient market share. It is typical to require franchisees to participate in, and contribute to, an advertising program as part of their franchising fees. Once again, these decisions will be made as we move forward with development of our franchising program in the future.

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

We will be subject to Federal Trade Commission ("FTC") regulation and to various state laws regulating the offer and sale of franchises once our planned franchising program commences. The FTC will require us to furnish to prospective franchisees the FDD containing prescribed information. Substantive state laws that regulate the franchise or franchisee relationship presently exist in a number of states, and bills have been introduced in Congress from time to time that would provide for further federal regulation of the franchisor-franchisee relationship in certain respects. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship.

Competition

The restaurant industry, and specifically the pizza restaurant industry, is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than us. Competitors include a large number of easily recognizable international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators. Some of our competitors may be better established in the markets where our restaurants are or may eventually be located. Within the pizza segment of the restaurant industry, we believe currently that our primary competitors are national pizza chains. As we move forward with franchising plans, our competition will potentially include regional chains, local restaurants as well as "take and bake" concept offerings. We also compete against the frozen pizza products available to consumers in all manners of retail stores. A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

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

Employees

In addition to our executive officers, as of June 16, 2016 we had twenty-three full-time and sixteen part-time employees at our four Company owned restaurants. None of our employees are currently covered by collective bargaining agreements.

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

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN.

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

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

We have a history of significant losses and expect to incur additional losses and negative operating cash flow for the foreseeable future as we move to expand our business with franchising plans for our restaurant operations. As a result, we may never achieve or maintain profitability. Even if we succeed in further developing our franchising plans, we may continue to incur losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and those expenses may not be offset by our revenues in any substantial way. As a result, we will need to generate significant revenues or raise additional capital in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our stock.

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

RISKS RELATIING TO OUR SECURITIES

THERE IS CURRENTLY A VERY LIMITED MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT A MORE LIQUID MARKET WILL DEVELOP.

There is currently a limited trading market for our shares of Common Stock, under the symbol "GRAS." Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock. Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

FUTURE ISSUANCES OF OUR COMMON STOCK COULD PUT DOWNWARD SELLING PRESSURE ON OUR SHARES AND ADVERSELY AFFECT THE STOCK PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE ITIMPOSSIBLE FOR AN INVESTOR TO SELL HIS SHARES AT ANY REASONABLE PRICE.

Future issuances of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock. Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule. This includes shares issued as a result of conversions related to outstanding convertible promissory notes we have outstanding.

Because our shares are deemed high risk "penny stocks," you may have difficulty selling them in the secondary trading market. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also constitutes a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. These regulations also impose various sales practice requirements on broker-dealers. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market is limited. As a result, the market liquidity for our common stock is severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

IF A STEADY MARKET DEVLEOPS FOR OUR SECURITIES THERE COULD BE SIGNIFICANT VOLATILITY AND THE SECURITIES MAY NOT APPRECIATE IN VALUE.

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

WE HAVE RAISED CAPITAL THROUGH THE USE OF CONVERTIBLE DEBT INSTRUMENTS THAT CAUSE SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 65% discounts to the market price of our common stock on conversion and in most cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders and will continue to do so in 2015 and the foreseeable future. As of December 31, 2015, we had approximately $352,000 in convertible debt outstanding. This convertible debt balance as well as any additional convertible debt we incur in the future is very likely to cause substantial and sustained dilution to our current stockholders. We have effected two reverse stock splits over the past two years. We may need to effect further reverse splits of our common stock in the future due to significant increases in common shares outstanding as well as the trading market of our common stock to meet loan covenants for our lenders as well as to maintain minimum price levels for the effective trading of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company maintains office facilities provided by our Chief Financial Officer. During 2014 and 2015, there were no rents or other amounts paid for these facilities although that will not preclude the company from paying reasonable rental rates or reimbursement for use of these facilities in the future.

The Company leases its restaurant under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Location	Sq Ft	Lease End
Brookville	2,400	July 2018
New Carlisle	3,700	February 2024
West Manchester	2,000	December 2019

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Year ended December 31, 2016	$57,600
2017	58,350
2018	51,450
2019	43,200
Total	$210,600

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Market for Common Equity

There is currently a limited market for the Company's Common Stock, which is traded over-the-counter and quoted under the trading symbol "GRAS".

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

The Company's Common Stock is not listed on any exchange; however, market quotes for the Company's common stock may be obtained from the OTC Markets "Pink" platform ("OTCPink"). The OTCPink is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") securities. The following table sets forth, for the indicated fiscal periods, the high and low sales prices (as reported by the OTCPink) for the Company's common stock. On February 23, 2015, we executed a 1 for 300 reverse split of our common stock. All per share prices have been adjusted to reflect this reverse split.

	Price
	High	Low
Fiscal year ended December 31, 2015
Quarter ended December 31, 2015	$0.0002	$0.00005
Quarter ended September 30, 2015	$0.005	$0.00005
Quarter ended June 30, 2015	$0.006	$0.001
Quarter ended March 30, 2015	$0.04	$0.001

Fiscal year ended December 31, 2014
Quarter ended December 31, 2014	$0.18	$0.03
Quarter ended September 30, 2014	$0.30	$0.06
Quarter ended June 30, 2014	$0.84	$0.24
Quarter ended March 30, 2014	$1.80	$0.30

Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Holders

The number of record holders of our common stock as of June 16, 2016, was 118 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name at a brokerage firm.

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

Recent Sales of Unregistered Equity Securities

During the three month period from October 1, 2015 to December 31, 2015 we issued 400,959,340 shares of our common stock upon the conversion of $16,963 in principal and interest on our various convertible notes and debentures, or $0.00004 per share prior to any loss on conversions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Our operations consist of Carmela's Pizzeria, which presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets and sports grills in select stores. Carmela's has been noted in Dayton Daily News as one of "The Best Pizzerias" in Dayton.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

We had a net loss of $725,227 for the year ended December 31, 2015 as compared to a loss of $1,041,117 for the year ended December 31, 2014. Our gross sales in 2015 were $1,661,591 with cost of goods sold of $1,420,002 for a gross profit of $241,589. This compared to gross revenues of $1,603,488 with cost of goods sold of $1,345,423 for a gross profit of $258,065 for the year ended December 31, 2014. Our sales in the 2015 period increased $58,103, or approximately 4% in 2015 versus 2014. Our sales in the 2014 period increased $414,009, or approximately 35% versus 2013 primarily as a result of the addition of the Brookville location. Cost of goods sold increased by approximately 5%, which was in line with the sales increase.

Total operating expenses were $628,368 for the year ended December 31, 2015 versus $631,900 for the year ended December 31, 2014 resulting in loss from operations of $382,353 and $373,835 in the 2015 and 2014 periods, respectively. Much like the sales increase, these numbers remained fairly consistent from 2015 to 2014 with no significant variations in any one area of expense. There was a slight decrease in wages and taxes with the closing of a location in 2015.

Other expenses were $338,448 for the year ended December 31, 2015 as compared to $667,282 for the year ended December 31, 2014. This decrease was due primarily to lower expense for change in derivative liability and amortization of expense on discount of debt with lower costs for loss on conversions of debt and fewer notes becoming convertible in 2015 for lower amortization of the debt discount. The decreased expense from convertible notes and the corresponding derivative liabilities is the primary reason for the decrease in net loss for 2015 versus 2014. As the Company is currently dependent on this type of financing for a portion of its working capital, fluctuations in the amount of convertible debt as well as notes being converted will continue to affect the Company's results of operations, that could include higher expense from these derivative liabilities in future periods.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, the Company had a net loss of $725,227 for the year ended December 31, 2015. During the year ended December 31, 2015, we had cash flow used by operations of $297,918, net cash used in investing activities of $26,543, and cash flows provided by financing activities of $319,041. At December 31, 2015, our cash balance was $54,423.

For the year ended December 31, 2014, the Company had a net loss of $1,041,177 with cash flow used by operations of $381,935, net cash used in investing activities of $4,482, and cash flows provided by financing activities of $441,238. At December 31, 2014, our cash balance was $59,843.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $297,918 which was primarily attributable to our net loss of $725,227, offset by non-cash adjustments to derivative liabilities totaling $294,129. The adjustments to reconcile the net loss to net cash for the period ended December 31, 2013 also included depreciation expense of $24,267 and changes in asset and liabilities of $(54,488). We also issued convertible notes for services totaling $50,000.

CASH FLOWS FROM INVESTING ACTIVITIES. For the year ended December 31, 2014, cash flows used in investing activities was $26,543 from equipment purchases and improvements to our restaurant locations.

CASH FLOWS FROM FINANCING ACTIVITIES. For the year ended December 31, 2015, cash flows from financing activities were $319,041 which consisted of proceeds from issuance of notes and convertible notes payable totaling $128,400 that was offset by payments on notes payable of $2,700. In addition, we received $354,045 in notes payable from related parties that was offset by payments on related party notes of $160,704, nearly all of which is related to Carmela's. The significant decrease in financing activities is primarily the result of approximately $100,000 less in convertible note issued in the 2015 period versus the 2014 period. The Company anticipates it will continue to issue convertible notes payable to funds its operations during 2016, which will result in continued and significant dilution to the Company's current stockholders.

For the year ended December 31, 2014, we had cash used in operating activities of $381,935 including $22,014 in depreciation expense along with a total of $(41,974) from changes in assets and liabilities and $653,142 in non-cash expense relating to derivative liabilities.

For the year ended December 31, 2014, cash flows used in investing activities was $4,482 primarily from equipment purchases for our restaurant locations.

Cash flows from financing activities provided $441,238 for the year ended December 31, 2014, primarily from proceeds from various notes payable from related parties totaling $520,588, that was offset by repayments on these loans of $299,685, nearly all of which was related to Carmela's. In addition, there was $226,600 in convertible notes issued in 2014 that was partially offset by payments on these notes of $6,465.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2016 as we look to secure additional funds to both stabilize and grow our business operations and work on franchising efforts for Carmela's. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders. Additionally, we will almost certainly need to rely on debt financing that is convertible into shares of our common stock that will result in continued and significant dilution to our stockholders due to the conversion of that debt at significant discounts to the market price of our common stock.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2016.

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

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2015, disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company's principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our CEO/CFO has evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to the extent possible given the limited personnel resources and technological infrastructure in place to perform the evaluation. Based upon our management's discussions with our auditors and other advisors, our CEO/CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Ronald Heineman	59	Chief Executive Officer, Principal Executive Officer and Director	October 2013

Henry Fong	80	Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer and Director	June 2012

Significant employees

NAME	AGE	POSITION	SINCE
Darren Dulsky	59	President and Chief Operating Officer of Carmela's Pizzeria	October 2013

Family relationships

None.

Business experience

RONALD HEINEMAN

Mr. Heineman became the CEO and a director of the Company in January 2013. Mr. Heineman was the managing member and the CEO of COHP, LLC and the CEO of Carmela's since their inception in July 2011. Since October 2010 Mr. Heineman has been Managing Director of Diversified Capital, a Venture Capital that holds majority positions in human resources outsourcing, restaurants, sports franchises and real estate including Wendy's and Frisch's Big Boy franchises. Mr. Heineman is experienced as a CEO, CRO and board member of public companies. In addition he is experienced in M&A and capital markets. Prior to his current Venture initiatives, Mr. Heineman, was employed for 23 years as Vice President of HR & Training with Frisch's Restaurants Inc, a public AMEX company operating Big Boy, Golden Coral, hotels and specialty restaurants including company owned and franchise restaurants in the Midwest. Mr. Heineman was also the CEO and CRO of Generation Entertainment, a publicy traded entertainment company from January 2012 to June 2013. Mr. Heineman has earned bachelors and masters degrees and is an adjunct professor teaching Entrepreneurship and Entrepreneurial Finance at Cedarville University.

HENRY FONG

Mr. Fong was president of the Company from June 2012 to October 2013 when he became our CFO; and has been a director of the Company since June 2012. Mr. Fong has been CEO and a director of AlumiFuel Power Corporation, an alternative energy company, since May 2005. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded holding company, since June 2004. Mr. Fong has been a Director of SurgLine International, Inc. (f/k/a China Nuvo Solar Energy, Inc.) since March 2002 and was its president from March 2002 through September 1, 2011. SurgLine is a publicly traded company that sources and distributes high quality FDA approved medical and surgical products at discount prices. Mr. Fong was the Chief Executive Officer of Techs Loanstar, Inc. (and its predecessor companies), a publicly traded Company that provides software technology solutions to the healthcare market, from April 2008 to July 2011. Since July 2009 Mr. Fong has been the sole director, President and Chief Financial Officer of PB Capital International, Inc. ("PBIC"), a blank check shell company that filed Form 10 registration statement which went effective in October 2009. Since July 2010 to September 2013, Mr. Fong was President and a director of Green Energy TV, Inc., a privately-held owner of "green" websites, most notably greenenergytv.com. Since December 2008, Mr. Fong has been President and a director of Carbon Capture Corporation, a privately held owner of certain carbon based intellectual property. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

DARREN DULSKY

Darren Dulsky, President and Chief Operating Officer of Carmela's, has been in restaurant industry since 1976. Mr. Dulsky worked for Friendly Ice Cream for 15 years as Manager, Training Coordinator and District Manager. He then joined Sbarro, Inc., a publicly traded company, in 1991. Mr. Dulsky held several operations positions during the 13 years prior to being named Sr. VP Operations where he had management oversight for over 130 units covering 17 states. Mr. Dulsky developed the Carmela's concept and opened the first location in 2004. Mr. Dulsky attended Sinclair Community College.

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

Compensation discussion and analysis

Our executive compensation is determined by our Board of Directors, and no compensation is currently accruing by our executive officers.

Summary Compensation Table

SUMMARY COMPENSATION TABLE (1)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Ronald Heineman	2015	0	0	0	0	0	0
CEO	2014	0	0	0	0	0	0

Henry Fong	2015	0	0	0	0	0	0
CFO	2014	0	0	0	0	10,000	10,000

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

Compensation of directors

No compensation is paid to the Company's directors for their services as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security ownership of certain beneficial owners.

Security ownership of management.

The following table contains certain information as of June 16, 2016 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Preferred Stock (2)	Warrants	Total Shares Beneficially Owned	Percent of Class

Darren Dulsky (4)	82,947	0	85,446	168,393	0.02%

Ronald Heineman (3)(4) Chief Executive Officer	82,947	1,000	85,446	168,933	0.02%

Henry Fong (2)(6) Chief Financial Officer	0	70,715		0	0%

All Executive Officers and Directors as a Group (2 persons) (2)(3)(4)(5)(6)	82,947	71,715	85,446	168,933	0.02%

_______________

(1) As of June 16, 2016, 2016, 933,336,455 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) In March 2011, the Company authorized the issuance of up to 333 shares of $0.001 par value Series A Convertible Voting Preferred Stock (the "Series A Preferred") of which there were 96,623 shares outstanding as of December 31, 2013. Each share of Series A Preferred is convertible into .23 shares of common stock. If all shares of Series A Preferred were to be converted to shares of common stock as of June 16, 2016, a total of 22,223 shares would be issued to the holders of the Series B Preferred including 16,265 that would be beneficially owned by Mr. Fong through his wife. The Series A Preferred also carries voting rights on an "as if converted" basis.

(3) Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters.

(4) Includes warrants exercisable until October 2018 at the following exercise prices: 28,482 at $4.50; 28,482 at $0.02; and 28,482 at $0.025.

(5) Includes 82,947 shares held by a trust owned by Mr. Heineman's spouse.

(6) Includes 70,715 shares of Series A Preferred Stock owned by a company controlled by Mr. Fong's spouse.

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

The activity for the years ended December 31, 2015 and 2014 for all loans from officers of the Company and other related parties is as follows:

	December 31,
	2015	2014
Beginning balance	$321,591	$100,687
Advances, net	193,341	220,904
Notes reclassified to non-related party	(31,000)	-
	$483,932	$321,591

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

Director Independence

Our board of directors has two directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board. We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent and have no members of our board considered "independent" under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company's independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company's financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company's management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Silberstein Ungar, PLLC for our audit of the annual financial statements for the year ended December 31, 2013 and for our current auditor KLJ & Associates, LLP for the year ended December 31, 2014. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2015 (2)	2014 (2)

Audit Fees (1)	$27,800	$27,800
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees (5)	-	-

Total Accounting Fees and Services	$27,800	$27,800

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements including review of our quarterly financial statements.

(2)

The amounts shown in 2013 and 2014 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2014 and (ii) reviews of our quarterly financial statements. For the year ended December 31, 2014, $2,600 of the audit fees were paid to Silberstein Ungar, PLLC for their review of the Company's first quarter financial statements prior to their resignation as the Company's auditor.

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
4.2

Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed on November 14, 2013)

4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 4, 2013)
4.4	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on October 10, 2014)
10.1

Debt Settlement and Release Agreement with Larry C. Moore and Donna Moore dated July 18, 2012 (Incorporated by reference from Exhibit No. 10.3 of the Registrant's Current Report on Form 8-K filed on April 5, 2011)

10.2

Asset Purchase Agreement (the "Agreement") by and among COHP, LLC, an Ohio limited liability corporation ("COHP"); and Carmela's Pizzeria CO, Inc., a Colorado corporation ("Carmela's CO"), and its parent Greenfield Farms Food, Inc., a Nevada corporation ("Greenfield") dated October 29, 2013 (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 4, 2013)

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

GREENFIELD FARMS FOOD, INC.
(Registrant)

Dated: July 21, 2016	By:	/s/ Ronald Heineman
Ronald Heineman
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Henry Fong
Henry Fong
Chief Financial Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 21, 2016	By:	/s/ Ronald Heineman
Ronald Heineman
Director

	By:	/s/ Henry Fong
Henry Fong
Director

GREENFIELD FARMS FOOD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenfield Farms Food, Inc.

We have audited the accompanying consolidated balance sheets ofGreenfield Farms Food, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Greenfield Farms Food, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Farms Food, Inc. as of December 31, 2015 and 2014, the results of their operations, and their cash flows, for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (12) to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (12). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
Edina, MN
July 20, 2016

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$54,423	59,843
Credit card receivables	4,459	3,726
Inventory	25,309	29,734
Deferred charges	1,834	4,063
Total Current Assets	86,025	97,366

Property and Equipment
Equipment, computer hardware and software	178,771	152,871
Accumulated depreciation	(118,443)	(94,819)
Property and equipment, net	60,328	58,052

Other Assets
Security deposits	4,128	4,128

Total Assets	$150,481	$159,546

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$72,869	$93,883
Accrued wages and payroll expenses	23,444	9,695
Accrued interest	32,342	13,742
Accrued interest – related parties	-	12,153
Accrued interest – convertible notes payable	48,194	18,134
Derivative liability	572,565	266,162
Notes payable	81,300	50,200
Notes payable – related parties	483,932	321,591
Convertible notes payable, net of debt discount	319,384	221,994

Total Liabilities	1,634,030	1,007,554

Stockholders' Deficit
Preferred stock, par value $.001
50,000,000 shares authorized; 96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
1,000 series D shares issue and outstanding	1	1
Common stock, par value $.001 3,950,000,000 shares authorized; 719,614,372 and 4,930,736 shares issued and outstanding, respectively	719,614	4,931
Warrants	507,280	507,280
Additional paid-in capital	382,933	1,007,930
Accumulated deficit	(3,093,518)	(2,368,291)

Total Stockholders' Deficit	(1,483,589)	(848,008)

Total Liabilities and Stockholders' Deficit	$150,481	$159,546

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2015	2014
Sales
Food and beverage	$1,646,269	$1,594,058
Vending receipts	15,322	9,430
Total sales	1,661,591	1,603,488

Cost of Goods Sold	1,420,002	1,345,423

Gross Profit	241,589	258,065

Operating Expenses
Telephone and utilities	90,380	96,280
Legal, accounting and professional fees	132,989	124,497
Rent	75,000	73,483
Advertising	13,697	19,386
Repairs and maintenance	26,083	30,677
Bank and credit card processing charges	28,700	31,779
Wages and taxes	97,354	104,035
Depreciation	24,267	22,014
Other	139,898	129,749
Total Operating Expenses	628,368	631,900

Loss From Operations	(386,779)	(373,835)

Other Expenses (Income)
Interest expense	54,260	24,689
Derivative expense	419,475	265,015
Change in derivative liability	(362,572)	(489,590)
Loss on conversion of debt	-	590,279
Amortization expense on discount of debt	227,285	276,889
Total Other Expenses (Income)	338,448	667,282

Loss Before Provision for Income Tax	(725,227)	(1,041,117)

Provision for Income Tax	-	-

Net Income (Loss)	$(725,227)	$(1,041,117)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	187,544,227	2,330,889
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit
Balance at December 31, 2013 (Restated)	140,623	141	485,776	486	507,280	145,247	(1,327,174)	(674,020)

Issuance of common stock to convertible noteholders	-	-	4,444,960	4,445	-	272,405	-	276,850

Beneficial conversion feature recroded for convertible debt	-	-	-	-	-	590,279	-	590,279

Issuance of series D preferred stock	1,000	1	-	-	-	(1)	-	-

Net loss	-	-	-	-	-	-	(1,041,117)	(1,041,117)

Balance at December 31, 2014 (Restated)	141,623	$142	4,930,736	$4,931	$507,280	$1,007,930	$(2,368,291)	$(848,008)

Issuance of common stock to convertible noteholders	-	-	714,682,976	714,682	-	(624,996)	-	89,686

Issuance of common stock to round up reverse split	-	-	660	1	-	(1)	-	-

Net loss	-	-	-	-	-	-	(725,227)	(725,227)

Balance at December 31, 2015	141,623	$142	719,614,372	$719,614	$507,280	$382,933	$(3,093,518)	$(1,483,549)

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(725,227)	$(1,041,117)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	24,267	22,014
Amortization of deferred financing costs	9,941	10,549
Amortization of discount on debt	227,285	276,889
Change in derivative liability	(362,572)	(489,590)
Initial derivative liability expense	419,475	265,015
Loss on conversion of debt	-	590,279
Convertible notes issued for services	50,000	26,000
Changes in Assets and Liabilities:
Decrease in prepaid expense	-	3,691
Increase in inventory	4,425	(21,248)
Increase in accounts receivable	(733)	-
(Increase) decrease in deferred debt charges	(7,713)	299
Decrease in credit card receivable	-	1,192
Decrease in security deposits	-	1,475
(Decrease) increase in accounts payable	10,486	(18,681)
Increase (decrease) in accrued expenses	52,448	(8,702)
Net Cash used in Operating Activities	(297,918)	(381,935)

Cash Flows from Investing Activities:
Purchase of property and equipment	(26,543)	(4,482)
Net Cash Provided by (Used in) Investing Activities	(26,543)	(4,482)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	354,045	520,588
Proceeds from notes payable	300	200
Proceeds from convertible notes payable	128,100	226,600
Payments of notes payable - related parties	(160,704)	(299,685)
Payments of notes payable	(2,700)	-
Payments on convertible notes payable	-	(6,465)
Net Cash Provided by Financing Activities	319,041	441,238

Net Increase in Cash and Cash Equivalents	(5,420)	54,821
Cash and Cash Equivalents – Beginning	59,843	5,022
Cash and Cash Equivalents End of Period	$54,423	$59,843

Supplemental Cash Flow Information:
Cash paid for interest	$1,851	$1,851
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Interest accrued on convertible notes	$32,258	$16,002
Debt discount from fair value of embedded derivatives	$249,500	$226,600
Common stock issued for covertible notes and accrued interest	$89,686	$867,129
Accounts payable cancelled in exchange for convertible notes	$31,500	$26,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS

Greenfield Farms Food, Inc. ("GRAS" or the "Company") was incorporated under the laws of the State of Nevada on June 2, 2008. In October 2013, the Company entered into an Asset Purchase Agreement (the "Agreement") with COHP, LLC ("COHP") through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela's Pizzeria ("Carmela's") through a newly formed wholly-owned subsidiary Carmela's Pizzeria CO, Inc. COHP, LLC was formed on May 1, 2011, under the laws of the State of Ohio. Carmela's Pizzeria presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for the years ended December 31, 2015 and 2014 include the accounts of the Company and Carmela's.

For SEC reporting purposes, Carmela's is treated as the continuing reporting entity that acquired GRAS. The reports filed after the transaction have been prepared as if Carmela's (accounting acquirer) were the legal successor to the Company's reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Carmela's for all periods prior to the share exchange; and consolidated with the Company from the date of the share Exchange. All share and per share amounts of Carmela's have been retroactively adjusted to reflect the legal capital structure of the Company pursuant to FASB ASC 805-40-45-1.

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

The Company has determined that its derivative liabilities fall under Level 2. Derivative liabilities measured at fair value were $572,565 and $266,162 at December 31, 2015 and 2014, respectively.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2015 or 2014.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2015 and 2014, the Company had not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2015 and 2014 there were warrants outstanding to purchase 179,886 shares of common stock.

Derivative Financial Instruments

The Company follows ASC 815-40, Derivatives and Hedging, Contracts in Entity's own Equity. The Company's convertible debt has conversion provisions based on a discount of the market price of the Company's common stock.

The Company had derivative liabilities resulting from the issuance of convertible debt, which were measured at fair value on a recurring basis using an option pricing model. Consequently, the Company adjusted the fair value of the derivative liabilities at both December 31, 2015 and 2014 and recorded a loss related to the change in the value of the derivative liability of $362,572 and $489,590 in the statement of operations for the years ended December 31, 2015 and 2014, respectively, that were attributable to the change in unrealized gains or losses relating to the derivative liabilities still held at the reporting date for the years ended December 31, 2015 and 2014.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $13,697 and $19,386 during the years ended December 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories consist of food and beverages, and are stated at the lower of cost, or market.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at December 31:

	2015	2014
Equipment	$178,771	$152,871
Less: Accumulated depreciation	(118,443)	(94,819)
Property and equipment, net	$60,328	$58,052

Depreciation expense was $24,267 and $22,014 for the periods ended December 31, 2015 and 2014.

NOTE 5 – NOTES PAYABLE

In October 2013, COHP assumed a promissory note issued by GRAS for $50,000 as part of the recapitalization. The note is secured by the Company's common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default. Total interest expense was $4,000 in each of the years ended December 31, 2015 and 2014, respectively. Additional notes in the amount of $300 were issued in the year ended December 31, 2014 with $100 in payments made against those notes with accrued interest expense of $11 during the year ended December 31, 2014. The remaining balance of these notes of $200 with $11 in interest was repaid in the year ended December 31, 2015, while an additional note for $300 was issued and remained unpaid as of December 31, 2015 along with $13 in accrued interest.

During the year ended December 31, 2015, $31,000 in notes that had been classified as related party in previous periods were reclassified to notes payable as the noteholders were no longer considered parties related to the Company. As a result, the $31,000 in principal and $14,587 in accrued interest is now shown in "notes payable" and "accrued interest" on our balance sheets as of December 31, 2015.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by the members have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the years ended December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Beginning balance	$321,591	$100,687
Advances, net	193,341	220,904
Notes reclassified to non-related party	(31,000)	-
	$483,932	$321,591

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

On May 14, 2013 the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $32,500 with an interest rate of 8% per annum due on February 13, 2014. The note was convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. During the three month period ended March 31, 2014 Asher Enterprises issued notices of conversion to convert the entire $32,500 balance along with $1,300 in accrued interest on this note to 250,370 shares at a price of $0.14 per share. The remaining balance of the note after the conversions was $-0-. A $111,209 decrease in derivative liability was recorded as a result of these conversions.

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

At December 31, 2013, there was $11,133 outstanding on convertible notes issued to the Gulfstream 1998 Irrevocable Trust. These notes are convertible at 45% of the lowest trading price in the thirty trading days before the conversion. During the year ended December 31, 2014 an additional $18,100 was loaned under the same conversion terms but are not convertible until six months following their issuance date. Also during that period a total of $9,166 was repaid on these notes. During the three month period ended March 31, 2014 the Trust issued a notice of conversion to convert $2,700 in principal on these notes to 20,000 shares at a price of $0.14 per share. A $14,013 decrease in derivative liability was recorded as a result of the conversion. The remaining balance of these notes was $17,367 at December 31, 2014 following these transactions. During the year ended December 31, 2015, a total of $2,500 was repaid on these notes and three notes totaling $13,100 were sold by the Trust to Codes Capital leaving a remaining balance on the notes of $1,767 at December 31, 2015.

At October 1, 2013, an $18,000 unsecured demand promissory note with an interest rate of 8% convertible to common stock at market was outstanding. In October 2013, the conversion terms of this note were changed making it convertible at 45% of the lowest trading price in the thirty trading days before the conversion, creating a derivative liability. The entire principal balance of this note was outstanding at December 31, 2013. During the three month period ended March 31, 2014 the holder of this note issued notices of conversion to convert the entire $18,000 balance on this note plus $138 in accrued interest to 122,144 shares at a price of $0.14 per share. The remaining balance of the note after the conversions was $-0-. A $61,473 decrease in derivative liability was recorded as a result of these conversions.

At October 1, 2013, the Company had an outstanding convertible promissory note to CareBourn Capital in the principal amount of $6,000 with an interest rate of 8% per annum due on December 19, 2013. The note was convertible by the holder at any time at 35% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2013, CareBourn Capital converted $3,990 on this note for 26,590 shares at a price of $0.15 per share. A $45,495 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions. The remaining balance of the note after the conversions was $2,010 at December 31, 2013. During the quarter ended March 31, 2014, CareBourn Capital converted the $2,010 balance on this note plus $416 in accrued interest to 26,172 shares at a price of $0.15 per share. The remaining balance of the note after the conversions was $-0-. A $22,915 loss on the conversion of the shares was recorded as the note was in default and a derivative liability was no longer recorded at the time of conversions.

On October 1, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $9,300 with an interest rate of 8% per annum due on June 1, 2014 upon the conversion of $9,300 in accounts payable to Cresthill. This note was convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issuance date. During the quarter ended March 31, 2014 this note was assigned to CareBourn Capital, which converted the entire note balance of $9,300 along with $145 in accrued interest into 89,949 shares of common stock at $0.15 per share. The remaining balance of this note was $-0- after this conversion and a loss on the conversion of $39,683 was recorded for the difference in the market value and the conversion price on the date of conversion.

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela's Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. In the quarter ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital the entire balance of which remained unpaid at both December 31, 2014 and 2015. In the quarter ended June 30, 2015, $6,250 of this note was sold to MM Visionary Consultants, which converted that entire balance to common stock in the quarter ended September 30, 2015 leaving a balance due to MM Visionary Consultants of $0 as of that date. A $31,388 decrease in derivative liability was recorded as a result of these conversions. During the quarter ended September 30, 2015, the remaining $6,250 of this note was sold to Microcap Equity leaving a remaining balance of $0 as of September 30, 2015 payable to Cresthill Associates. During the year ended December 31, 2015, Microcap equity converted $833 of this amount leaving a balance due at that date of $5,417 and a $4,183 decrease in derivative liability was recorded from this conversion.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In April 2014, this note was sold and assigned to two entities unaffiliated with Asher or the Company including $9,000 sold to CareBourn Capital and $13,500 sold to Incipix Partners. During the three month period ended September, 2014 Incipix Partners issued a notice of conversion to convert $13,500 in principal and $657 in interest on this note to 209,732 shares at a price of $0.07 per share. A $20,251 decrease in derivative liability was recorded as a result of this conversion. The remaining balance of the note after those conversions was $9,000 payable to CareBourn Capital at both December 31, 2015 and 2014.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2014, CareBourn sold this note to Booski Consulting, an unaffiliated third party, which converted $2,600 in principal on the note to 173,333 shares of common stock at $0.015 per share. A $5,013 decrease in derivative liability was recorded as a result of this conversion. The remaining balance of the note after those conversions was $2,400 at both December 31, 2015 and 2014.

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

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $5,000 in principal and $237 in interest on these notes to 158,768 shares at a price of $0.03 per share. An $11,072 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $5,000 at both December 31, 2015 and 2014.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $4,590 in principal on these notes leaving a balance due of $57,910 at December 31, 2014. An $8,900 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $57,910 at December 31, 2014. During the year ended December 31, 2015, a total of $55,306 in principal on these notes was converted to 513,179,160 shares of common stock at a price equaling $.0001 per share. A $186,096 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $2,604 as of December 31, 2015.

On March 3, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $16,200 in principal leaving a balance due of $18,800 as of December 31, 2014. During the year ended December 31, 2015, the entire $18,800 in remaining principal and $2,192 in accrued interest on these notes was converted to 126,923,611 shares of common stock at a price equaling $.0002 per share. A $62,323 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $0 at December 31, 2015.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $12,004 in principal on these notes leaving a balance due of $24,996 as of December 31, 2014. During the year ended December 31, 2015, a total of $4,543 in principal on these notes was converted to 7,772,000 shares of common stock at a price equaling $.0006 per share. A $39,645 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $20,453 at December 31, 2015.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. During the year ended December 31, 2014, $10,345 of these notes were converted leaving a balance due of $14,655 as of December 31, 2014 and December 31, 2015, respectively.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and December 31, 2015, respectively.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the thirty trading days before the conversion and the entire amount was outstanding at December 31, 2014. In the quarter ended September 30, 2015, the entire balance of this note was sold to Codes Capital, which converted a total of $1,763 in principal on these notes to 3,561,539 shares of common stock at a price equaling $.0005 per share. A $8,854 decrease in derivative liability was recorded as a result of these conversions. The principal balance due on this note was $10,737 at December 31, 2015.

On October 9, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and December 31, 2015, respectively.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $12,500 due on May 3, 2015 with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2014 and December 31, 2015, respectively.

On February 9, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $73,000 due on December 27, 2015 with an interest rate of 12% per annum. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

On April 1, 2015, the Company issued a convertible promissory note to SoFran, LLC in the principal amount of $50,000 due on January 1, 2015 with an interest rate of 12% per annum. This note was issued as part of a consulting contract entered into with SoFran for services to be rendered in connection with the Company's plans to set up a national franchising program. In addition to this note, SoFran was paid $10,000 in April 2015 and is due an additional $5,000. Certain future payments totaling $35,000 may be due to SoFran under the contract upon them reaching certain performance benchmarks. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

On April 14, 2015, LG Capital Funding funded a convertible promissory note in the principal amount of $26,500 that was issued on October 9, 2014 and secured at that time by a note payable to the Company with like terms. This note is due on October 9, 2015 with an interest rate of 8% per annum. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

On May 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $16,500 due on November 5, 2015 with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

On May 27, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $10,500 due on February 27, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $7,500. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

On August 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $7,500 due on February 5, 2016 with an interest rate of 8% per annum in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

On July 20, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $15,500 due on April 20, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $12,500. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

On July 31, 2015 the Company issued a convertible promissory note to Gulfstream 1998 Irrevocable Trust in the principal amount of $2,500 due on July 31, 2016 with an interest rate of 8% per annum. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

On November 16, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $7,500 due on August 16, 2016 with an interest rate of 8% per annum in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015.

Total interest expense on these notes was $32,258 and $16,002 for the years ended December 31, 2015 and 2014, respectively.

A summary of debentures payable as of December 31, 2015 and 2014 is as follows:

Face Value	Balances 12/31/14	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments year ended 12/31/15	Balances 12/31/15
Notes outstanding at 12/31/2014	$240,128	-	-	$(89,995)	$150,133
2015 note issuances	-	$209,600	-	-	209,600
Note discount	$(18,134)	(249,500)	$227,285	-	(40,349)
Total	$221,994	$(39,900)	$227,285	$(89,995)	$319,384

Face Value	Balances 12/31/13	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments year ended 12/31/14	Balances 12/31/14
Notes outstanding at 12/31/2013	$260,294	$-	$-	$(224,627)	$35,667
2014 note issuances	-	252,600	-	(48,139)	204,461
Note discount	$(55,423)	(239,600)	276,889	-	(18,134)
Total	$204,871	$13,000	$276,889	$(272,766)	$221,994

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

The beneficial conversion feature included in the notes that became convertible during the year ended December 31, 2015 resulted in initial note discounts of $249,500 and an initial loss on the valuation of the derivative liabilities of $419,475 based on the initial fair value of the derivative liabilities of $668,975. The fair value of the embedded derivative liabilities for notes not in default were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	1/1/15	3/1/15	3/1/15	4/14/15	4/14/15	8/10/15	8/25/15	10/1/15	10/19/15	11/5/15
Note amount	$5,000	$13,500	$12,500	$26,500	$26,500	$73,000	$10,500	$50,000	$15,500	$16,500
Stock price at convertible date	$.06	$.03	$.0046	$.00065	$.00065	$.0003	$.0002	$.0002	$.0001	$.0001
Expected life (years)	1.0	.25	.25	.52	.52	.38	.51	.50	.50	.25
Risk free interest rate	.13%	.02%	.10%	.11%	.11%	.25%	.20%	.11%	.20%	.14%
Volatility	202%	212%	375%	382%	382%	237%	388%	291%	273%	378%
Initial derivative value	$11,639	$32,526	$21,608	$113,520	$113,520	$75,285	$20,007	$221,223	$31,043	$28,604

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

At December 31, 2015, the following notes remained convertible and not fully converted. All convertible notes beyond their maturity dates totaling $236,533 in principal payable are valued assuming a six month term for purposes of calculating the derivative liability.The fair value of the embedded derivative liabilities on the outstanding convertible notes was calculated at December 31, 2015 utilizing the following assumptions:

Note convertible date	8/25/15	10/1/15	10/19/15	11/5/15	Matured
Note amount	$10,500	$50,000	$15,500	$16,500	$236,533
Stock price at convertible date	$.0001	$.0001	$0.001	$.0001	$0.0001
Expected life (years)	.16	.25	.30	.10	.50
Risk free interest rate	.01%	.26%	.26%	.17%	.55%
Volatility	267%	247%	388%	31%	285%
12/31/15 derivative value	$17,503	$86,736	$28,997	$20,169	$419,160

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

Note convertible date	3/3/14	10/7/14	Matured
Note amount	$18,800	$24,996	$128,332
Stock price at convertible date	$.0001	$.0001	$.0001
Expected life (years)	.15	.25	.50
Risk free interest rate	.04%	.11%	.11%
Volatility	236%	236%	197%
12/31/14 derivative value	$21,832	$31,528	$212,802

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 3,950,000,000 common shares with a par value of $0.001 per share.

Effective February 20, 2015, the Company effected a 1 for 300 reverse split of its common stock whereby the 1,478,720,693 pre-split shares of common stock outstanding became 4,929,120 shares post-split. There was no change in authorized shares of the Company. The share issuance information and per share information for all prior periods presented have been retroactively adjusted to reflect the new capital structure.

2015 Common Stock Issuances

During the year ended December 31, 2015, the Company issued 714,682,976 shares of common stock upon conversion of $89,686 in principal and interest on convertible notes representing a value of $0.0001 per share..

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

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of December 31, 2015 no conversion has taken place and the shares remain outstanding.

On July 15, 2013, the board of directors of the Company authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock were issued on the conversion of debt payable by the Company, including $40,000 to the Company's then Chief Financial Officer, Henry Fong. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders. As of December 31, 2015, all 44,000 shares remain outstanding.

Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, our Chief Executive Officer, in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company did not have sufficient authorized but unissued shares of common stock to allow for any such issuances. As a result of the issuance of the Series D Preferred Stock shares, Mr. Heineman obtained voting rights over the Company's outstanding voting stock on September 24, 2014, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Heineman will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Heineman may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Heineman as an officer or Director of the Company due to the Super Majority Voting Rights. In the event Mr. Heineman is no longer acting as Chief Executive Officer of the Corporation, the shares of Series D Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety. As of December 31, 2015, all 1,000 shares remain outstanding.

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

A summary of the activity of the Company's outstanding warrants at December 31, 2013 and December 31, 2014 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2013	179,886	$5.50	$2.82

Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2014	179,886	$5.50	$2.82

Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2015	179,886	$5.50	$2.82

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2014:

Exercise price range	Number of warants outstanding	Weighted-average exercise price	Weighted-average remaining life

$3.00	59,962	$3.00	2.8 years

$6.00	59,962	6.00	2.8 years

$7.50	59,962	7.50	2.8 years

	179,886	$5.50	2.8 years

NOTE 10 – COMMITMENTS

The Company leases its restaurant facilities under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Year ended December 31, 2016	$57,600
2017	58,350
2018	51,450
2019	43,200
Total	$210,600

Rent expense was $75,000 and $73,483 for the years ended December 31, 2015 and 2014.

NOTE 11 – RELATED PARTY TRANSACTIONS

As more fully disclosed in Note 5 – Notes Payable Related Parties, certain officers, directors and stockholders have loaned the Company funds from time-to-time. Information regarding these loans can be found in Note 6.

NOTE 12 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not yet realized significant revenues from operations, recognized significant losses in 2015 and 2014, and is in need of working capital in order to grow its operations. This raises substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, potential private placements of common stock, debt convertible into common stock and by obtaining extended payment terms from certain vendors.

NOTE 13 – INCOME TAXES

As of December 31, 2015 and 2014 the Company had net operating loss carry-forwards of approximately $1,865,653 and $1,429,039, respectively, which will expire beginning in 2032. This represents the historical net operating loss carry-forwards of the Company for the fiscal years ended December 31, 2015 and 2014. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2015	2014
Net Operating Loss	$(725,227)	$(1,041,117)
Benefit for income taxes computed using the statutory rate of 34%	245,073	353,979
Permanent Differences	(96,624)	(218,481)
Change in valuation allowance	(148,449)	(135,498)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2013 and 2012 are as follows:

	2015	2014
Total deferred tax assets	$634,322	$485,873
Valuation allowance	(634,322)	(485,873)
	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

During the period from January 1, 2016 to the filing of this report, a total of 213,722,083 shares of common stock were issued upon the conversion of $10,040 in principal and interest due on certain of the Company's convertible promissory notes representing an average conversion price of $.00005 per share. In addition, the Company issued a new convertible promissory note totaling $33,000 in face value. This note is convertible at 45% of the market price of the Company's common stock, bears interest at 12% per annum, and is due nine months from issuance.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those disclosed above.

