Form 10-Q
period 2016-06-30
Greenfield Farms Food, Inc.
filed 2016-11-07
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File No. 333-157281

GREENFIELD FARMS FOOD, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2909561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding at October 18, 2016: 1,237,060,384

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$76,777	54,423
Credit card receivables	16,130	4,459
Inventory	25,309	25,309
Deferred charges	1,667	1,834
Total Current Assets	119,883	86,025

Property and Equipment
Equipment, computer hardware and software	187,933	178,771
Accumulated depreciation	(129,134)	(118,443)
Property and equipment, net	58,799	60,328

Other Assets
Security deposits	4,128	4,128

Total Assets	$182,810	$150,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	99,266	$72,869
Accrued wages and payroll expenses	12,015	23,444
Accrued interest	44,321	32,342
Accrued interest – convertible notes payable	61,584	48,194
Derivative liability	547,802	572,565
Notes payable	81,000	81,300
Notes payable – related parties	584,387	483,932
Convertible notes payable, net of debt discount	351,050	319,384

Total Liabilities	1,781,425	1,634,030

Stockholders’ Deficit

Preferred stock, par value $.001 50,000,000 shares authorized; 96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
1,000 series D shares issue and outstanding	1	1
Common stock, par value $.001 3,950,000,000 shares authorized; 933,336,455 and 719,614,372 shares issued and outstanding, respectively	933,336	719,614
Warrants	507,280	507,280
Additional paid-in capital	179,251	382,933
Accumulated deficit	(3,218,624)	(3,093,518)

Total Stockholders' Deficit	(1,598,615)	(1,483,549)

Total Liabilities and Stockholders’ Deficit	$182,810	$150,481

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales
Food and beverage	$390,146	$459,321	$764,604	$846,129
Vending receipts	1,384	5,018	4,018	10,499
Total sales	391,530	464,339	768,622	856,628

Cost of Goods Sold	284,647	403,047	586,528	746,918

Gross Profit	106,883	61,292	182,094	109,710

Operating Expenses
Telephone and utilities	17,678	25,270	36,391	49,818
Legal, accounting and professional fees	15,869	91,363	37,643	111,058
Rent	16,250	17,850	27,950	32,600
Advertising	8,784	4,304	16,247	9,173
Repairs and maintenance	5,570	6,944	15,287	12,836
Bank and credit card processing charges	6,206	8,075	12,158	15,247
Wages and taxes	21,200	27,112	42,791	50,641
Depreciation	5,536	6,353	10,691	12,450
Other	34,943	29,850	79,525	55,833
Total Operating Expenses	132,036	217,121	278,683	349,656

Loss From Operations	(25,153)	(155,829)	(96,589)	(239,946)

Other Expenses (Income)
Interest expense	24,556	14,164	40,430	24,666
Derivative expense	23,386	174,040	28,075	208,813
Change in derivative liability	(31,177)	511,171	(113,938)	612,600
Amortization expense on discount of debt	23,629	36,125	73,950	71,344
Total Other Expenses (Income)	40,394	735,500	28,517	917,423

Loss Before Provision for Income Tax	(65,547)	(891,329)	(125,106)	(1,157,369)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(65,547)	$(891,329)	$(125,106)	$(1,157,369)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	703,198,699	20,638,877	905,846,969	22,057,437
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.04)	$(0.00)	$(0.05)

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
AS OF JUNE 30, 2016

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit

Balance at December 31, 2015	141,623	142	719,614,372	719,614	507,280	382,933	(3,093,518)	(1,483,549)

Issuance of common stock to
convertible noteholders	-	-	213,722,083	213,722	-	(203,682)	-	10,040

Net loss	-	-	-	-	-	-	(125,106)	(125,106)

Balance at June 30, 2016	141,623	$142	933,336,455	$933,336	$507,280	$179,251	$(3,218,624)	$(1,598,615)

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss for the period	$(125,106)	$(1,157,369)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	10,691	12,450
Amortization of deferred financing costs	3,167	6,083
Amortization of discount on debt	73,950	71,344
Change in derivative liability	(113,938)	612,600
Initial derivative liability expense	28,075	208,813
Convertible notes issued for services	-	50,000
Changes in Assets and Liabilities
Increase in accounts receivable	(11,671)	(9,575)
Increase in deferred debt charges	(3,000)	(7,500)
Increase in accounts payable	26,396	2,174
Increase in accrued expenses	14,164	33,505
Net Cash used in Operating Activities	(97,272)	(177,475)

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,162)	(20,136)
Net Cash Provided by (Used in) Investing Activities	(9,162)	(20,136)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	100,455	242,487
Proceeds from notes payable	-	300
Proceeds from convertible notes payable	33,000	126,500
Payments of notes payable - related parties	-	(141,204)
Payments of notes payable	(300)	(200)
Payments on convertible notes payable	(4,367)	-
Net Cash Provided by Financing Activities	128,788	227,883

Net Increase in Cash and Cash Equivalents	22,354	30,272
Cash and Cash Equivalents – Beginning	54,423	59,843
Cash and Cash Equivalents End of Period	$76,777	$90,115

Supplemental Cash Flow Information:
Cash paid for interest	$17	$67
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Interest accrued on convertible notes	$17,839	$17,839
Debt discount from fair value of embedded derivatives	$27,499	$84,000
Common stock issued for covertible notes and accrued interest	$10,040	$17,176
Accounts payable cancelled in exchange for convertible notes	$-	$-

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The consolidated financial statements for the three and six month periods ended June 30, 2016 include the financial statements of the Company and its operating subsidiary Carmela’s Pizzeria.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three and six month periods ended June 30, 2016. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of June 30, 2016 and December 31, 2015, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

The Company has determined that its derivative liabilities fall under Level 2. Derivative liabilities were $547,802 and $572,565 at June 30, 2016 and December 31, 2015, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were warrants outstanding convertible into 179,886 shares of common stock at June 30, 2016. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $16,247 and $9,173 during the six month periods ended June 30, 2016 and 2015, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Depreciation expense totaled $10,691 and $12,450 for the six month periods ended June 30, 2016 and 2015, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. During the six months ended June 30, 2016, the Company did not issue any stock-based payments to its employees.

Accounting Pronouncements

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTES PAYABLE

The Company has outstanding a promissory note for $50,000 issued in 2011. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default with a default interest rate of 12%. The Company received demand for payment on this note including default interest in the second quarter of 2016 and recorded additional interest expense of $7,786 at the default interest rate. In addition, the Company currently has $31,000 in notes payable to various parties bearing interest at 8%, all of which have matured and are in default. Interest expense on the total principal balance of $81,000 was $11,992 for the six months ended June 30, 2016. Additional notes in the amount of $300 outstanding at December 31, 2015 and accrued interest of $17 was repaid during the six month period ended June 30, 2016.

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

The activity for the six month period ended June 30, 2016 is as follows:

June 30, 2016
Beginning balance at December 31, 2015	$483,932
Advances, net	100,455
Balance, June 30, 2016	$584,387

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2015 there was a total of $4,367 due to the Gulfstream 1998 Irrevocable Trust in convertible notes payable that were convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. During the six month period ended June 30, 2016, the entire balance of these notes was repaid leaving no balance due at June 30, 2016.

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. In the quarter ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital the entire balance of which remains unpaid. In the quarter ended June 30, 2015, $6,250 of this note was sold to MM Visionary Consultants, which converted that entire balance to common stock in the year ended December 31, 2015 leaving a balance due to MM Visionary Consultants of $0 as of that date. In the year ended December 31, 2015, the remaining $6,250 of this note was sold to Microcap Equity leaving a remaining balance of $0 as of December 31, 2015 payable to Cresthill Associates. During the year ended December 31, 2015, Microcap equity converted $833 of this amount leaving a balance due at that date of $5,417, which remains outstanding at June 30, 2016.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In April 2014, this note was sold and assigned to two entities unaffiliated with Asher or the Company including $9,000 sold to CareBourn Capital that remains outstanding as of June 30, 2016.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2014, CareBourn sold this note to Booski Consulting, an unaffiliated third party, which converted $2,600 in principal on the note leaving a balance due of $2,400 at December 31, 2015. During the six month period ended June 30, 2016, $1,763 of this note was converted to 35,260,938 shares of common stock at $0.00005 per share leaving a balance due on the note at that date of $637. A $2,769 decrease in derivative liability was recorded as a result of the conversions.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $5,000 of these notes leaving a balance due of $5,000 at both December 31, 2015 and June 30, 2016, respectively.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $4,590 in principal on these notes leaving a balance due of $57,910 at December 31, 2014. An $8,900 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $57,910 at December 31, 2014. During the year ended December 31, 2015, a total of $55,306 in principal on these notes was converted to stock leaving a balance due of $2,604 at December 31, 2015. During the six months ended June 30, 2016 the remaining balance of $2,604 in principal and $5 in interest was converted to 65,096,545 shares of common stock at $0.00004 per share. A $5,288 decrease in derivative liability was recorded as a result of the conversions and the principal balance due on the note was $0 as of June 30, 2016.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $12,004 in principal on these notes leaving a balance due of $24,996 as of December 31, 2014. During the year ended December 31, 2015, a total of $4,543 in principal on these notes was converted leaving a balance due on this note of $20,453 at that date. During the six month period ended June 30, 2016 $2,150 in principal was converted on this note to 43,000,000 shares of common stock at $0.00005 per share leaving a balance due on the note at June 30, 2016 of $18,303. A $3,377 decrease in derivative liability was recorded as a result of the conversions.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. During the year ended December 31, 2014, $10,345 of these notes were converted leaving a balance due of $14,655 as of December 31, 2015 and June 30, 2016, respectively.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the thirty trading days before the conversion and the entire amount was outstanding at December 31, 2014. In the year ended December 31, 2015, the entire balance of this note was sold to Codes Capital, which converted a total of $1,763 in principal on these notes leaving a balance due of $10,737 as of both December 31, 2015 and June 30, 2016, respectively.

On October 9, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015. During the six month period ended June 30, 2016 $3,300 in principal was converted on this note to 70,364,600 shares of common stock at $0.00005 per share leaving a balance due on the note at June 30, 2016 of $23,200. A $5,183 decrease in derivative liability was recorded as a result of the conversions.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $12,500 due on May 3, 2015 with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On February 9, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $73,000 due on December 27, 2015 with an interest rate of 12% per annum. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On April 1, 2015, the Company issued a convertible promissory note to SoFran, LLC in the principal amount of $50,000 due on January 1, 2015 with an interest rate of 12% per annum. This note was issued as part of a consulting contract entered into with SoFran for services to be rendered in connection with the Company’s plans to set up a national franchising program. In addition to this note, SoFran was paid $10,000 in April 2015 and is due an additional $5,000. Certain future payments totaling $35,000 may be due to SoFran under the contract upon them reaching certain performance benchmarks. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On April 14, 2015, LG Capital Funding funded a convertible promissory note in the principal amount of $26,500 that was issued on October 9, 2014 and secured at that time by a note payable to the Company with like terms. This note is due on October 9, 2015 with an interest rate of 8% per annum. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On May 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $16,500 due on November 5, 2015 with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On May 27, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $10,500 due on February 27, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $7,500. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On August 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $7,500 due on February 5, 2016 with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On July 20, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $15,500 due on April 20, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $12,500. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On July 31, 2015 the Company issued a convertible promissory note to Gulfstream 1998 Irrevocable Trust in the principal amount of $2,500 due on July 31, 2016 with an interest rate of 8% per annum. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On November 16, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $7,500 due on August 16, 2016 with an interest rate of 8% per annum in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

On March 4, 2016 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $33,000 due on April 20, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $30,000. The note is convertible by the holder after 90 days at 40% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and June 30, 2016, respectively.

Total interest expense on these notes was $17,839 for the six months ended June 30, 2016.

A summary of convertible notes payable as of June 30, 2016 is as follows:

Face Value	Balances 12/31/15	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments six months ended 6/30/16	Balances 6/30/16
Notes outstanding at 12/31/2015	$319,384	-	-	$(14,184)	$305,200
2016 note issuances	-	$33,000	-	-	33,000
Note discount		(61,100)	$73,950	-	12,850
Total	$319,384	$28,100	$73,950	$(14,184)	$351,050

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

The beneficial conversion feature included in the notes that became convertible during the six months ended June 30, 2016 resulted in initial note discounts of $61,100 and an initial loss on the valuation of the derivative liabilities of $89,175 based on the initial fair value of the derivative liabilities of $150,275. The fair value of the embedded derivative liabilities for notes not in default were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	2/5/16	3/1/15	3/4/16	5/16/16
Note amount	$7,500	$13,100	$33,000	$7,500
Stock price at convertible date	$.0001	$.0001	$.0001	$.0001
Expected life (years)	.25	.25	.50	.22
Risk free interest rate	.32%	.22%	.48%	.28%
Volatility	102%	102%	100%	68.4%
Initial derivative value	$10,477	$14,812	$54,275	$9,611

At June 30, 2016, the following notes remained convertible and not fully converted. All convertible notes beyond their maturity dates totaling $345,549 in principal payable are valued assuming a six month term for purposes of calculating the derivative liability.The fair value of the embedded derivative liabilities on the outstanding convertible notes was calculated at June 30, 2016 utilizing the following assumptions:

Note convertible date	3/4/16	Matured
Note amount	$33,000	$345,549
Stock price at convertible date	$.0001	$0.0001
Expected life (years)	.22	.50
Risk free interest rate	.34%	.34%
Volatility	101%	100%
6/30/16 derivative value	$54,383	$493,418

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 3,950,000,000 common shares with a par value of $0.001 per share.

2016 Common Stock Issuances

During the six months ended June 30, 2016, the Company issued 213,722,083 shares of common stock upon conversion of $10,040 in principal and interest on convertible notes representing a value of $0.00005 per share. In addition, we incurred loss on conversion of certain of the shares totaling $16,617 for a total cost to the Company of $26,657.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of June 30, 2016 no conversion has taken place.

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

NOTE 10 - SUBSEQUENT EVENTS

During the period from July 1, 2016 to the filing of this report, the Company has issued __________ shares of common stock upon the conversion of $_______ in principal and interest on its convertible notes.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those reported above.

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

Overview

Our operations consist of Carmela's Pizzeria’s, which presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery, catering as well as pizza buffets in select stores. Carmela’s has been noted in Dayton Daily News as one of “The Best Pizzerias” in Dayton.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $125,106 for the six months ended June 30, 2016. During the six month period, we had cash flow used by operations of $97,272, cash flows used in investing activities of $9,162 and cash flows provided by financing activities of $128,788. At the end of the six month period ended June 30, 2016, our cash balance was $76,777.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $97,272, which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $8,746 related to our convertible notes outstanding. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the six month period ended June 30, 2016 totaled $25,889 with increases in accounts payable accounting for the largest increase. We had $10,691 in depreciation expense during the three month period.

CASH FLOWS FROM INVESTING ACTIVITIES. During the six months ended June 30, 2016 we used $9,162 for the purchase of property and equipment to operate the various Carmela’s restaurant locations.

CASH FLOWS FROM FINANCING ACTIVITIES. For the six months ended June 30, 2016, cash flows from financing activities was $128,788, which consisted primarily of proceeds from issuance of convertible notes payable of $33,000 and proceeds from notes payable related parties totaling $100,455 that was offset by $4,667 for payments made on notes and convertible notes payable.

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

RESULTS OF OPERATIONS.

Six month period ended June 30, 2016 versus June 30, 2015

We had a net loss of $125,106 for the six months ended June 30, 2016 as compared to a loss of $1,157,369 for the six months ended June 30, 2015. Our gross sales in the six months ended June 30, 2016 were $768,622 with cost of goods sold of $586,528 for a gross profit of $182,094. This compared to gross sales of $856,628 with cost of goods sold of $746,918 for a gross profit of $109,710 for the six months ended June 30, 2015. Our sales in the 2016 period decreased $88,006, or approximately 10% versus 2015 primarily due to operating only three stores in the 2016 period versus four stores in the 2015 period, which was partially offset by increased catering sales in the 2016 period. Cost of goods sold decreased by approximately 21% to approximately 76% of sales in 2016 versus 87% of sales in 2015. This decrease is primarily the result of lower operating costs for Carmela’s catering business which operates with higher profit margins. The Company anticipates this trend will continue in the short-term future as it works to increase catering sales.

Total operating expenses were $278,683 for the six months ended June 30, 2016 versus $349,656 for the six months ended June 30, 2015 resulting in loss from operations of $96,589 and $239,946 in the 2016 and 2015 periods, respectively. There were many factors involved in this significant decrease in operating expenses including significant decreases in legal, accounting and professional fees as a $50,000 note was issued for professional fees in the 2015 period and decreased rent due to operating only three stores in 2016. Advertising costs increased in 2016 with more aggressive coupon and marketing campaigns versus 2015.

Other Expenses

Other expenses were $28,517 for the six months ended June 30, 2016 as compared to $917,423 for the six months ended June 30, 2015. This significant change is due to the derivative liabilities related to the Company’s convertible notes outstanding. This significant change is due entirely to the derivative liabilities related to the Company’s convertible notes outstanding. The single largest cause was the “change in derivative liability” due to significantly fewer conversions on notes as well as very little change in the price of the Company’s common stock during the period that affected volatility calculations for the valuations. The derivative liability income may not be indicative of expectations for future periods as the Company may continue to issue convertible notes, which will result in increased derivative liability expense. Issuances of further notes cause changes in derivative liabilities as well as increased expense due to notes converted at discounts to market causing losses on conversion.

Three month period ended June 30, 2016 versus June 30, 2015

We had a net loss of $65,547 for the three months ended June 30, 2016 as compared to a loss of $891,329 for the three months ended June 30, 2015. This significant change is primarily due to the significantly decreased change in derivative liability due to significantly fewer conversions on notes as well as very little change in the price of the Company’s common stock during the period that affected volatility calculations. An additional factor was a significant decrease in derivative expense in 2016 versus 2015 with significantly fewer notes becoming convertible in the 2016 period. Our gross sales in the three months ended June 30, 2016 were $391,530 with cost of goods sold of $284,647 for a gross profit of $106,883. This compared to gross sales of $464,339, costs of goods sold of $403,047 and gross profit of $61,292 for the three months ended June 30, 2015. Our sales in the 2016 period decreased $72,809, or approximately 16% versus 2015. Cost of goods sold decreased by approximately 29% to approximately 72% of sales in 2016 versus approximately 87% of sales in 2015. The decreased sales are primarily the result of only three stores in the 2016 period versus four stores in the 2015 period, however the loss of one store was partially offset with a new catering menu being offered that produces higher profit margins and thus the decrease in cost of goods sold. The Company believes its catering operations will continue to provide higher profit margins in 2016 as the Company also seeks to open a fourth location during the year.

Total operating expenses were $132,036 for the three months ended June 30, 2016 versus $217,121 for the three months ended June 30, 2015 resulting in loss from operations of $25,153 and $155,829 in the 2016 and 2015 periods, respectively. There were various different factors involved in the decrease in operating expenses in 2016 versus 2015 the single largest of which was a decrease in professional fees due primarily to a $50,000 note issued for fees in 2015 along with certain other. Advertising expense increased in the 2016 period with a more aggressive couponing and marketing campaign.

Other (Income) Expenses

Other income was $40,394 for the three months ended June 30, 2016 as compared to other expense of $735,500 for the three months ended June 30, 2015. This significant change is due entirely to the derivative liabilities related to the Company’s convertible notes outstanding. The single largest cause was from decreased change in derivative liability due to significantly fewer conversions on notes as well as very little change in the price of the Company’s common stock during the 2016 period that affected volatility calculations for the valuations. A significant decrease in derivative expense was also seen in 2016 versus 2015 as the Company issued fewer notes in both late 2015 and 2016 that became convertible in 2016 thereby resulting in reduced derivative liability expense. The lower derivative liability expense may not be indicative of expectations for future periods as the Company may continue to issue convertible notes. Issuances of further notes cause changes in derivative liabilities as well as increased expense due to notes converted at discounts to market causing losses on conversion.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of June 30, 2016, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No shares were issued during the three month period ended June 30, 2016.

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

______________________

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

Greenfield Farms Food, Inc.

Date: November 7, 2016	By:	/s/ Ronald Heineman
Ronald Heineman
Principal Executive Officer

Date: November 7, 2016	By:	/s/ Henry Fong
Henry Fong
Principal Accounting Officer

