Form 10-Q
period 2016-09-30
Greenfield Farms Food, Inc.
filed 2016-12-08
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended SEPTEMBER 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-157281

GREENFIELD FARMS FOOD, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2909561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding at November 30, 2016: 1,532,533,067

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$55,766	54,423
Credit card receivables	7,944	4,459
Inventory	25,309	25,309
Deferred charges	667	1,834
Total Current Assets	89,686	86,025

Property and Equipment
Equipment, computer hardware and software	187,933	178,771
Accumulated depreciation	(134,605)	(118,443)
Property and equipment, net	53,328	60,328

Other Assets
Security deposits	4,128	4,128

Total Assets	$147,142	$150,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable	88,132	$72,869
Accrued wages and payroll expenses	15,883	23,444
Accrued interest	47,610	32,342
Accrued interest – convertible notes payable	63,917	48,194
Derivative liability	543,800	572,565
Notes payable	97,000	81,300
Notes payable – related parties	623,134	483,932
Convertible notes payable, net of debt discount	364,544	319,384

Total Liabilities	1,844,020	1,634,030

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 series A convertible shares issued and outstanding	97	97
44,000 series B convertible shares issued and outstanding	44	44
1,000 series D shares issue and outstanding	1	1
Common stock, par value $.001
3,950,000,000 shares authorized;
1,179,277,534 and 719,614,372 shares issued and outstanding, respectively	1,179,278	719,614
Warrants	507,280	507,280
Additional paid-in capital	(56,752)	382,933
Accumulated deficit	(3,326,827)	(3,093,518)

Total Stockholders' Deficit	(1,696,879)	(1,483,549)

Total Liabilities and Stockholders’ Deficit	$147,142	$150,481

 The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales
Food and beverage	$354,685	$426,128	$1,119,289	$1,272,257
Vending receipts	1,527	2,277	5,545	12,776
Total sales	356,212	428,405	1,124,834	1,285,033

Cost of Goods Sold	306,068	359,278	892,596	1,106,196

Gross Profit	50,144	69,127	232,238	178,837

Operating Expenses
Telephone and utilities	20,037	23,018	56,428	72,836
Legal, accounting and professional fees	12,484	15,548	50,127	126,606
Rent	15,250	27,300	43,200	59,900
Advertising	250	4,424	16,497	13,597
Repairs and maintenance	6,562	4,193	21,849	17,029
Bank and credit card processing charges	6,276	7,181	18,434	22,428
Wages and taxes	22,033	25,180	64,824	75,821
Depreciation	5,471	6,271	16,162	18,721
Other	38,965	43,194	118,489	99,026
Total Operating Expenses	127,327	156,309	406,010	505,964

Loss From Operations	(77,183)	(87,182)	(173,772)	(327,127)

Other Expenses (Income)
Interest expense	18,522	14,671	58,952	39,337
Derivative expense	10,398	11,792	38,473	220,605
Change in derivative liability	(14,400)	(263,183)	(128,338)	349,417
Amortization expense on discount of debt	16,500	58,058	90,450	129,402
Total Other Expenses (Income)	31,020	(178,662)	59,537	738,761

Income (Loss) Before Provision for Income Tax	(108,203)	91,480	(233,309)	(1,065,888)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(108,203)	$91,480	$(233,309)	$(1,065,888)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	548,657,016	118,171,927	991,671,387	124,700,719
Net Loss per Share:
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
AS OF SEPTEMBER 30, 2016

	Preferred stock		Common stock			Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	Warrants	capital	deficit	deficit

Balance at December 31, 2015	141,623	142	719,614,372	719,614	507,280	382,933	(3,093,518)	(1,483,549)

Issuance of common
stock to convertible noteholders	-	-	459,663,162	459,664	-	(439,685)	-	19,979

Net loss	-	-	-	-	-	-	(233,309)	(233,309)

Balance at September 30, 2016	141,623	$142	1,179,277,534	$1,179,278	$507,280	$(56,752)	$(3,326,827)	$(1,696,879)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss for the period	$(233,309)	$(1,065,888)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	16,162	18,721
Amortization of deferred financing costs	4,167	9,941
Amortization of discount on debt	90,450	129,402
Change in derivative liability	(128,338)	349,417
Initial derivative liability expense	38,473	220,605
Convertible notes issued for services	-	50,000
Changes in Assets and Liabilities
Increase in accounts receivable	(3,485)	(11,478)
Increase in deferred debt charges	(3,000)	(10,500)
Increase in accounts payable	15,263	14,802
Increase in accrued expenses	30,587	44,622
Net Cash used in Operating Activities	(173,030)	(250,356)

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,162)	(22,637)
Net Cash Provided by (Used in) Investing Activities	(9,162)	(22,637)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	139,202	273,900
Proceeds from notes payable	16,000	300
Proceeds from convertible notes payable	33,000	152,100
Payments of notes payable - related parties	-	(141,204)
Payments of notes payable	(300)	(200)
Payments on convertible notes payable	(4,367)	(2,500)
Net Cash Provided by Financing Activities	183,535	282,396

Net Increase in Cash and Cash Equivalents	1,343	9,403
Cash and Cash Equivalents – Beginning	54,423	59,843
Cash and Cash Equivalents End of Period	$55,766	$69,246

Supplemental Cash Flow Information:
Cash paid for interest	$17	$67
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Interest accrued on convertible notes	$27,104	$23,576
Debt discount from fair value of embedded derivatives	$10,999	$167,500
Common stock issued for covertible notes and accrued interest	$19,979	$72,723
Accounts payable cancelled in exchange for convertible notes	$-	$-

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The consolidated financial statements for the three and nine month periods ended September 30, 2016 include the financial statements of the Company and its operating subsidiary Carmela’s Pizzeria.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three and nine month periods ended September 30, 2016. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of September 30, 2016 and December 31, 2015, the Company had a working capital deficit and has incurred significant losses since inception. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

The Company has determined that its derivative liabilities fall under Level 2. Derivative liabilities were $543,800 and $572,565 at September 30, 2016 and December 31, 2015, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were warrants outstanding convertible into 179,886 shares of common stock at September 30, 2016. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $16,497 and $13,597 during the nine month periods ended September 30, 2016 and 2015, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the three to five year estimated useful lives of the assets. Depreciation expense totaled $16,162 and $18,721 for the nine month periods ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. During the nine months ended September 30, 2016, the Company did not issue any stock-based payments to its employees.

Accounting Pronouncements

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – NOTES PAYABLE

The Company has outstanding a promissory note for $50,000 issued in 2011. The note is secured by the Company’s common stock, bears 8% interest, and was due on January 26, 2012. The note is currently in default with a default interest rate of 12%. The Company received demand for payment on this note including default interest in the second quarter of 2016 and recorded additional interest expense of $7,786 at the default interest rate. In addition, the Company currently has $31,000 in notes payable to various parties bearing interest at 8%, all of which have matured and are in default. Interest expense on the total principal balance of $81,000 was $14,129 for the nine months ended September 30, 2016. Additional notes in the amount of $300 outstanding at December 31, 2015 and accrued interest of $17 was repaid during the nine month period ended September 30, 2016. A demand note in the amount of $16,000 with interest at 36% per annum was issued in July 2016 all of which remained unpaid with accrued interest of $1,152 at September 30, 2016.

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

The activity for the nine month period ended September 30, 2016 is as follows:

September 30, 2016
Beginning balance at December 31, 2015	$483,932
Advances, net	139,202
Balance, September 30, 2016	$623,134

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2015 there was a total of $4,367 due to the Gulfstream 1998 Irrevocable Trust in convertible notes payable that were convertible at 45% of the lowest trading price in the thirty trading days before the conversion creating a derivative liability. During the nine month period ended September 30, 2016, the entire balance of these notes was repaid leaving no balance due at September 30, 2016.

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014 in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. In the quarter ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital the entire balance of which remains unpaid. In the quarter ended June 30, 2015, $6,250 of this note was sold to MM Visionary Consultants, which converted that entire balance to common stock in the year ended December 31, 2015 leaving a balance due to MM Visionary Consultants of $0 as of that date. In the year ended December 31, 2015, the remaining $6,250 of this note was sold to Microcap Equity leaving a remaining balance of $0 as of December 31, 2015 payable to Cresthill Associates. During the year ended December 31, 2015, Microcap equity converted $833 of this amount leaving a balance due at that date of $5,417, which remains outstanding at September 30, 2016.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises in the principal amount of $22,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In April 2014, this note was sold and assigned to two entities unaffiliated with Asher or the Company including $9,000 sold to CareBourn Capital that remains outstanding as of September 30, 2016.

On December 9, 2013, the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2014, CareBourn sold this note to Booski Consulting, an unaffiliated third party, which converted $2,600 in principal on the note leaving a balance due of $2,400 at December 31, 2015. During the nine month period ended September 30, 2016, $1,763 of this note was converted to 35,260,938 shares of common stock at $0.00005 per share leaving a balance due on the note at that date of $637. A $2,769 decrease in derivative liability was recorded as a result of the conversions.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to CareBourn Capital with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $5,000 of these notes leaving a balance due of $5,000 at both December 31, 2015 and September 30, 2016, respectively.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to CareBourn Capital with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $4,590 in principal on these notes leaving a balance due of $57,910 at December 31, 2014. An $8,900 decrease in derivative liability was recorded as a result of these conversions. The remaining balance of the note after conversions was $57,910 at December 31, 2014. During the year ended December 31, 2015, a total of $55,306 in principal on these notes was converted to stock leaving a balance due of $2,604 at December 31, 2015. During the nine months ended September 30, 2016 the remaining balance of $2,604 in principal and $5 in interest was converted to 65,096,545 shares of common stock at $0.00004 per share. A $5,288 decrease in derivative liability was recorded as a result of the conversions and the principal balance due on the note was $0 as of September 30, 2016. During the nine month period ended September 30, 2016 interest payable in the amount of $6,935 was also converted into 173,300,067 shares of common stock at $0.00004 per share resulting in derivative liability expense of $10,398.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $12,004 in principal on these notes leaving a balance due of $24,996 as of December 31, 2014. During the year ended December 31, 2015, a total of $4,543 in principal on these notes was converted leaving a balance due on this note of $20,453 at that date. During the nine month period ended September 30, 2016 $2,150 in principal was converted on this note to 43,000,000 shares of common stock at $0.00005 per share leaving a balance due on the note at September 30, 2016 of $18,303. A $3,377 decrease in derivative liability was recorded as a result of the conversions.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder after 180 days at 60% of the lowest closing bid price in the twenty trading days before the conversion. During the year ended December 31, 2014, $10,345 of these notes were converted leaving a balance due of $14,655 as of December 31, 2015 and September 30, 2016, respectively.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder after 180 days at 45% of the lowest closing bid price in the thirty trading days before the conversion and the entire amount was outstanding at December 31, 2014. In the year ended December 31, 2015, the entire balance of this note was sold to Codes Capital, which converted a total of $1,763 in principal on these notes leaving a balance due of $10,737 at December 31, 2015. During the nine month period ended September 30, 2016 and additional $1,088 in principal on this note was converted to 24,666,667 shares of common stock at $0.00005 per share leaving a balance due at September 30, 2016 of $9,650.

On October 9, 2014, the Company issued a convertible promissory note to LG Funding in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015. During the nine month period ended September 30, 2016 $3,300 in principal was converted on this note to 70,364,600 shares of common stock at $0.00005 per share leaving a balance due on the note at September 30, 2016 of $23,200. A $5,183 decrease in derivative liability was recorded as a result of the conversions.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $12,500 due on May 3, 2015 with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder after 180 days at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On February 9, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $73,000 due on December 27, 2015 with an interest rate of 12% per annum. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On April 1, 2015, the Company issued a convertible promissory note to SoFran, LLC in the principal amount of $50,000 due on January 1, 2015 with an interest rate of 12% per annum. This note was issued as part of a consulting contract entered into with SoFran for services to be rendered in connection with the Company’s plans to set up a national franchising program. In addition to this note, SoFran was paid $10,000 in April 2015 and is due an additional $5,000. Certain future payments totaling $35,000 may be due to SoFran under the contract upon them reaching certain performance benchmarks. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On April 14, 2015, LG Capital Funding funded a convertible promissory note in the principal amount of $26,500 that was issued on October 9, 2014 and secured at that time by a note payable to the Company with like terms. This note is due on October 9, 2015 with an interest rate of 8% per annum. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On May 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $16,500 due on November 5, 2015 with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On May 27, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $10,500 due on February 27, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $7,500. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015. During the nine months ended September 30, 2016, $1,919 of this note was converted to 47,974,345 shares of common stock at $0.00004 per share leaving a balance due at September 30, 2016 of $8,581.

On August 5, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $7,500 due on February 5, 2016 with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On July 20, 2015 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $15,500 due on April 20, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $12,500. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On July 31, 2015 the Company issued a convertible promissory note to Gulfstream 1998 Irrevocable Trust in the principal amount of $2,500 due on July 31, 2016 with an interest rate of 8% per annum. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On November 16, 2015 the Company issued a convertible promissory note to Cresthill Associates in the principal amount of $7,500 due on August 16, 2016 with an interest rate of 8% per annum in exchange for amounts payable to Cresthill for services rendered. The note is convertible by the holder after 180 days at 45% of the lowest last sales price in the thirty trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

On March 4, 2016 the Company issued a convertible promissory note to CareBourn Capital in the principal amount of $33,000 due on April 20, 2016 with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $30,000. The note is convertible by the holder after 90 days at 40% of the lowest closing bid price in the ninety trading days before the conversion. The entire balance of this note remained outstanding at December 31, 2015 and September 30, 2016, respectively.

Total interest expense on these notes was $27,104 for the nine months ended September 30, 2016.

A summary of convertible notes payable as of September 30, 2016 is as follows:

Face Value	Balances 12/31/15	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions & payments nine months ended 9/30/16	Balances 9/30/16

Notes outstanding at 12/31/2015	$319,384	-	-	$(17,190)	$302,194
2016 note issuances	-	$33,000	-	-	33,000
Note discount		(61,100)	$90,450	-	29,350
Total	$319,384	$28,100	$90,450	$(17,190)	$364,544

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

The beneficial conversion feature included in the notes that became convertible during the nine months ended September 30, 2016 resulted in initial note discounts of $61,100 and an initial loss on the valuation of the derivative liabilities of $89,175 based on the initial fair value of the derivative liabilities of $150,275. The fair value of the embedded derivative liabilities for notes not in default were calculated at the conversion commencement dates utilizing the following assumptions:

Note convertible date	3/4/16

Note amount	$33,000
Stock price at convertible date	$.0001
Expected life (years)	.50
Risk free interest rate	.48%
Volatility	100%
Initial derivative value	$54,275

At September 30, 2016, the following notes remained convertible and not fully converted. All convertible notes beyond their maturity dates totaling $345,549 in principal payable are valued assuming a six month term for purposes of calculating the derivative liability.The fair value of the embedded derivative liabilities on the outstanding convertible notes was calculated at September 30, 2016 utilizing the following assumptions:

Note convertible date	3/4/16	Matured

Note amount	$33,000	$342,544
Stock price at convertible date	$.0001	$0.0001
Expected life (years)	.18	.50
Risk free interest rate	.31%	.49%
Volatility	250%	100%
9/30/16 derivative value	$54,892	$488,908

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 3,950,000,000 common shares with a par value of $0.001 per share.

2016 Common Stock Issuances

During the nine months ended September 30, 2016, the Company issued 459,663,162 shares of common stock upon conversion of $19,979 in principal and interest on convertible notes representing a value of $0.00005 per share. In addition, we incurred loss on conversion on the shares totaling $31,685 for a total cost to the Company of $51,664.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gives effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of September 30, 2016 no conversion has taken place.

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

NOTE 10 - SUBSEQUENT EVENTS

During the period from October 1, 2016 to December 4, 2016, the Company has issued 353,255,533 shares of common stock upon the conversion of $15,929 in principal and interest on its convertible notes.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those reported above.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had a net loss of $233,309 for the nine months ended September 30, 2016. During the nine month period, we had cash flow used by operations of $173,030, cash flows used in investing activities of $9,162 and cash flows provided by financing activities of $183,535. At the end of the nine month period ended September 30, 2016, our cash balance was $55,766.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $173,030, which included non-cash adjustments to derivative liabilities from convertible notes payable totaling $4,752 related to our convertible notes outstanding. The adjustments to reconcile the net loss to net cash for changes in assets and liabilities for the nine month period ended September 30, 2016 totaled $39,365, with a decrease in accrued expenses accounting for the most significant change. We had $16,162 in depreciation expense during the nine month period.

CASH FLOWS FROM INVESTING ACTIVITIES. During the nine months ended September 30, 2016 we used $9,162 for the purchase of property and equipment to operate the various Carmela’s restaurant locations.

CASH FLOWS FROM FINANCING ACTIVITIES. For the nine months ended September 30, 2016, cash flows from financing activities was $183,535, which consisted primarily of proceeds from issuance of convertible notes payable of $33,000 and proceeds from notes payable related parties totaling $139,202 that was offset by $4,667 for payments made on notes and convertible notes payable.

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

RESULTS OF OPERATIONS.

Nine month period ended September 30, 2016 versus September 30, 2015

We had a net loss of $233,309 for the nine months ended September 30, 2016 as compared to a loss of $1,065,088 for the nine months ended September 30, 2015. Our gross sales in the nine months ended September 30, 2016 were $1,124,834 with cost of goods sold of $892,596 for a gross profit of $232,238. This compared to gross sales of $1,285,033 with cost of goods sold of $1,106,196 for a gross profit of $178,837 for the nine months ended September 30, 2015. Our sales in the 2016 period decreased $160,199, or approximately 13% versus 2015 primarily due to operating only three stores in the 2016 period versus four stores in portions of the 2015 period, which was partially offset by increased catering sales in the 2016 period. Cost of goods sold decreased by approximately 19% to approximately 79% of sales in 2016 versus 86% of sales in 2015. This decrease is primarily the result of lower operating costs for Carmela’s catering business which operates with higher profit margins. The Company anticipates this trend will continue in the short-term future as it works to increase catering sales.

Total operating expenses were $406,010 for the nine months ended September 30, 2016 versus $505,964 for the nine months ended September 30, 2015 resulting in loss from operations of $173,772 and $327,127 in the 2016 and 2015 periods, respectively. There were many factors involved in this significant decrease in operating expenses including significant decreases in legal, accounting and professional fees as a $50,000 note was issued for professional fees in the 2015 period and decreased rent due to operating only three stores in 2016. Advertising costs increased in 2016 with more aggressive coupon and marketing campaigns versus 2015.

Other Expenses

Other expenses were $59,537 for the nine months ended September 30, 2016 as compared to $738,761 for the nine months ended September 30, 2015. This significant change is due to the derivative liabilities related to the Company’s convertible notes outstanding. The single largest cause was the “derivative expense” due to significantly decreased issuance of convertible notes in 2016; and “change in derivative liability” due to significantly fewer conversions on notes as well as very little change in the price of the Company’s common stock during the period that affected volatility calculations for the valuations. These derivative liability changes are not indicative of expectations for future periods as the Company may continue to issue convertible notes, which will result in increased derivative liability expenses. Issuances of further notes cause changes in derivative liabilities as well as increased expense due to notes converted at discounts to market causing losses on conversion.

Three month period ended September 30, 2016 versus September 30, 2015

We had a net loss of $108,203 for the three months ended September 30, 2016 as compared to income of $91,480 for the three months ended September 30, 2015. This significant change is primarily due to the significantly decreased change in derivative liability due to significantly fewer conversions on notes as well as very little change in the price of the Company’s common stock during the period that affected volatility calculations. An additional factor was a significant decrease in derivative expense in 2016 versus 2015 with significantly fewer notes being issued and becoming convertible in the 2016 period. The 2015 period saw significant “income” from the change in derivative liability with a decrease of nearly $250,000 in the 2016 period. Our gross sales in the three months ended September 30, 2016 were $356,2125 with cost of goods sold of $306,068 for a gross profit of $50,144. This compared to gross sales of $428,405, costs of goods sold of $359,278 and gross profit of $69,127 for the three months ended September 30, 2015. Our sales in the 2016 period decreased $72,193, or approximately 17% versus 2015. Cost of goods sold decreased by approximately 15% but was approximately 86% of sales in 2016 versus approximately 84% of sales in 2015. The decreased sales are primarily the result of only three stores in the 2016 period versus four stores in the 2015 period, however the loss of one store was partially offset with a new catering menu. The Company believes its catering operations will provide higher profit margins in future periods as the Company also seeks to open a fourth location during the year.

Total operating expenses were $127,327 for the three months ended September 30, 2016 versus $156,309 for the three months ended September 30, 2015 resulting in loss from operations of $77,183 and $87,182 in the 2016 and 2015 periods, respectively. There were various different factors involved in the decrease in operating expenses in 2016 versus 2015 the single largest of which was a decrease in rent in the 2016 period with only three operating stores.

Other (Income) Expenses

Other expense was $31,020 for the three months ended September 30, 2016 as compared to other income of $178,662 for the three months ended September 30, 2015. This significant change is due entirely to the derivative liabilities related to the Company’s convertible notes outstanding. The single largest cause was income from the change in derivative liability in the 2015 period of $(263,183) versus $(14,400) in 2016 from decreased change in derivative liability due to significantly fewer conversions on notes as well as very little change in the price of the Company’s common stock during the 2016 period that affected volatility calculations for the valuations. These results may not be indicative of expectations for future periods as the Company may continue to issue convertible notes that create increases in derivative liabilities as well as increased expense due to notes converted at discounts to market causing losses on conversion.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2016, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in the annual report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended September 30, 2016 the Company issued 245,941,079 shares of common stock upon conversion of $9,938 in principal and interest on convertible notes representing a value of $0.00004 per share. In addition, we incurred loss on conversion on the shares totaling $15,068 for a total cost to the Company of $25,006.

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

____________

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

Greenfield Farms Food, Inc.

Date: December 7, 2016	By:	/s/ Ronald Heineman
Ronald Heineman Principal Executive Officer

Date: December 7, 2016	By:	/s/ Henry Fong
Henry Fong Principal Accounting Officer

