Form 10-K
period 2016-12-31
Greenfield Farms Food, Inc.
filed 2018-07-31
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to________________

Commission File Number 333-157281

GREENFIELD FARMS FOOD, INC.
(Name of small business issuer in its charter)

NEVADA	26-2909561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5430 LBJ Freeway Suite 1200 Dallas, TX. 75240

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (513) 602-3268

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes    ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the issuer was $186,667, based on the last sale price of the issuers common stock ($0.0002 per share) as reported by the OTCPink Markets as of the last business day of the Registrant's most recently completed second fiscal quarter.

The Registrant had 3,403,855,330 shares of common stock outstanding as of July 20, 2018.

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

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Plan of Operations

We were founded in 2008 as Sweet Spot Games, Inc., a Nevada corporation on June 2, 2008. We changed our name to Greenfield Farms Food, Inc. ("Greenfield") on March 31, 2011. In October 2013, we entered into an Asset Purchase Agreement (the "Agreement") with COHP, LLC, through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela's Pizzeria through a newly formed wholly-owned subsidiary Carmela's Pizzeria CO, Inc. Carmela's Pizzeria presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores. Carmela's has been noted in Dayton Daily News as one of "The Best Pizzerias" in Dayton.

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

In their opinion letter for the fiscal year ended December 31, 2016, our auditors included an explanatory paragraph that disclosed conditions that raise concerns about the Company's ability to continue as a going concern. Please refer to the audited financial statements and accompanying auditors report within this filing.

Our Operations

On November 28, 2017, the Company entered into a Letter of Intent (the “LOI”) with Ngen Technologies USA Corp, (“Ngen”), a Texas corporation. Ngen engages in the business of 3D technologies including automotive, mobile and display. Ngen has also developed new state-of-art automotive muffler/silencer technologies (hereinafter, the “Business”). The Company will acquire, free and clear of all liens, encumbrances, and liabilities, one hundred percent (100%) of Ngen’s muffler technology Business. The acquisition includes Ngen’s rights under its contracts, licenses, purchase orders, privileges, franchises and agreements, and all assets and property owned and used by Ngen in the Business. Clifford Rhee (“Rhee”) and Edward Carter (“Carter”) were named to the Company’s Board of Directors in conjunction with the LOI.

Effective December 7, 2017, the Board of Directors of the Company approved the issuance of 1,000 shares of Series F Preferred Stock (the “Series F Preferred Stock Shares”) to Rhee, the Chairman of the Board of Directors of the Company, or his assigns, in consideration of his role in the proprietary and intellectual aspects of Ngen that has been assigned to the Corporation. The issuance of these shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

On January 4, 2018, the Company entered into Asset Purchase Agreement (the “Agreement”) with Ngen, Rhee and Carter. The Company, Ngen, Rhee and Carter are referred to as the Parties. Pursuant to the Agreement, the parties agreed that the Company purchased assets of Ngen related to Ngen’s automotive technology Business in consideration of the Company issuing 500 shares of the Company’s Series E Preferred Stock to Rhee and 500 shares of the Company’s Series E Preferred Stock to Carter. The Series E Preferred Stock in the aggregate is convertible into 85% of the issued and outstanding common stock of the Company, on a post conversion basis.

The issuance of these shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

The remainder of this Annual Report filed on this Form 10-K, discusses the prior business of the Company.

Through January 4, 2018, the Company offered two restaurant concepts in our three Company owned restaurant locations including:

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

Advertising

Through December 2017, we advertised locally in the Dayton, Ohio area mainly through direct marketing. As we move to create our franchising concept, we will be required to communicate a common brand message at the regional, local market and restaurant levels, to create and reinforce a strong, consistent marketing message to consumers in order to create successful franchise start-ups and garner sufficient market share. It is typical to require franchisees to participate in, and contribute to, an advertising program as part of their franchising fees. Once again, these decisions will be made as we move forward with development of our franchising program in the future.

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

Employees

In addition to our executive officers, as of December 31, 2017 we had twenty-three full-time and sixteen part-time employees at our three Company owned restaurants. None of our employees are currently covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company had corporate office facilities provided by our Chief Financial Officer until he passed away on December 23, 2016. During 2015 and 2016, there were no rents or other amounts paid for these facilities.

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

	Price
	High	Low
Fiscal year ended December 31, 2016
Quarter ended December 31, 2016	$0.0002	$0.0001
Quarter ended September 30, 2016	$0.0002	$0.0001
Quarter ended June 30, 2016	$0.0002	$0.0001
Quarter ended March 31, 2016	$0.0002	$0.0001

Fiscal year ended December 31, 2015
Quarter ended December 31, 2015	$0.0002	$0.0005
Quarter ended September 30, 2015	$0.005	$0.0005
Quarter ended June 30, 2015	$0.006	$0.001
Quarter ended March 31, 2015	$0.04	$0.01

Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Holders

The number of record holders of our common stock as of June 30, 2018, was 119 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name at a brokerage firm.

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

Transfer Agent

Our transfer agent is VStock Transfer, LLC. located at 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2016, the Company issued 1,148,296,711 shares of common stock upon conversion of $39,212 in principal and $11,858 of accrued interest on convertible notes representing a value of approximately $0.00004 per share.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company and is made only as permitted by Rule 135c under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

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

Overview

Our operations consist of Carmela's Pizzeria, which during 2016 had three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full service menu for Dine In, Carry out and Delivery as well as pizza buffets and sports grills in select stores. Carmela's has been noted in Dayton Daily News as one of "The Best Pizzerias" in Dayton.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

We had a net loss of $1,276,837 for the year ended December 31, 2016 as compared to a loss of $725,227 for the year ended December 31, 2015. Our gross sales in 2016 were $1,464,612 with cost of goods sold of $1,169,200 for a gross profit of $295,412. This compared to gross revenues of $1,661,591 with cost of goods sold of $1,420,002 for a gross profit of $241,589 for the year ended December 31, 2015. Our sales in the 2016 period decreased $196,979, or approximately 12% versus 2015. Cost of goods sold decreased by approximately 17.7%.

Total operating expenses were $535,860 for the year ended December 31, 2016 versus $628,368 for the year ended December 31, 2015 resulting in loss from operations of $240,448 and $386,779 in the 2016 and 2015 periods, respectively. Professional fees decreased $70,795 in the 2016 period compared to 2015.

Other expenses were $1,036,389 for the year ended December 31, 2016 as compared to $338,448 for the year ended December 31, 2015. This increase was due primarily to the higher expense for change in derivative liability, partially offset by amortization of expense on discount of debt as many convertible notes were fully amortized as of December 31, 2015, resulting in lower amortizations in 2016. The increased expense from convertible notes and the corresponding derivative liabilities is the primary reason for the increase in net loss for 2016 versus 2015. As the Company is currently dependent on this type of financing for a portion of its working capital, fluctuations in the amount of convertible debt as well as notes being converted will continue to affect the Company's results of operations, that could include higher expense from these derivative liabilities in future periods.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, the Company had a net loss of $1,276,837 for the year ended December 31, 2016. During the year ended December 31, 2016, we had cash flow used by operations of $204,122, net cash used in investing activities of $9,162, and cash flows provided by financing activities of $184,586. At December 31, 2016, our cash balance was $25,725.

For the year ended December 31, 2015, the Company had a net loss of $725,227 with cash flow used by operations of $297,918, net cash used in investing activities of $26,543, and cash flows provided by financing activities of $319,041. At December 31, 2015, our cash balance was $54,423.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flow used in operating activities was $204,122 which was primarily attributable to our net loss of $1,276,837, offset by non-cash adjustments to derivative liabilities totaling $846,282 amortization and depreciation of $127,933 and the net changes in asset and liabilities of $75,593 reduced the cash used in opertions. The adjustments to reconcile the net loss of $725,227 to net cash used in operations of $297,918 for the period ended December 31, 2015, included non-cash amounts of $56,903 of derivative liabilities, amortization and depreciation expenses of $261,493 and the net changes in asset and liabilities of $58,913. We also issued convertible notes for services totaling $50,000.

CASH FLOWS FROM INVESTING ACTIVITIES. For the years ended December 31, 2016 and 2015, cash flows used in investing activities was $9,162 and $26,543, respectively, from equipment purchases and improvements to our restaurant locations.

CASH FLOWS FROM FINANCING ACTIVITIES. For the year ended December 31, 2016, cash flows from financing activities were $184,586 which consisted of proceeds from issuance of notes and convertible notes payable totaling $55,200 and $286,053 in notes payable from related parties, and payments of $4,667 of notes and convertible notes and repayments of $152,000 of related party proceeds received and repayments made of related party notes were predominantly related to Carmela's. The Company anticipates it will continue to issue convertible notes payable to funds its operations during 2016, which will result in continued and significant dilution to the Company's current stockholders.

For the year ended December 31, 2015, cash flows from financing activities were $319,041 which consisted of proceeds from issuance of notes and convertible notes payable totaling $128,400 and $354,045 in notes payable from related parties, and repayments of notes payable of $2,700 and repayments on related party notes of $160,704, nearly all of which is related to Carmela's.

EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2017 as we look to secure additional funds to both stabilize and grow our business operations and work on franchising efforts for Carmela's. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders. Additionally, we will almost certainly need to rely on debt financing that is convertible into shares of our common stock that will result in continued and significant dilution to our stockholders due to the conversion of that debt at significant discounts to the market price of our common stock.

INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2017.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes, however we do issue convertible notes that are subject to changes in the market price of our common stock for conversions to equity. Accordingly, as of December 31, 2016, we had $349,885 face value of convertible debentures bearing fixed interest rates of 8%-12%. All of this fixed rate debt is due on demand or within twelve months from issuance. We have limited exposure to market risks related to changes in interest rates. We do not currently invest in equity instruments of public or private companies for business or strategic purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA NOTES TO FINANCIAL STATEMENTS

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2016. A material weakness due to a failure by the Company to properly record and value conversions of convertible debt and related stock transactions relating to convertible notes issued by the Company was observed. To remediate the weaknesses in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) to engage third party consultants to review the stock issuance transactions to ensure that they are properly valued and accounted for.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Except as disclosed herein, there was no significant change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Clifford Rhee	56	Director and Interim Chief Financial Officer	November 29, 2017

Jason Koo	57	Chief Executive Officer and Principal Executive Officer	November 29, 2017

Edward Carter	61	Director and Secretary	November 29, 2017

Significant employees

NAME	AGE	POSITION	SINCE
David Lithwick	50	Chief Technology Officer	November 29, 2017

Family relationships

None.

Business experience

Clifford Rhee

Since July 2005, Mr. Rhee has been the President and Chief Executive Officer of Ngen Technologies USA Corp. (“Ngen”). The Company and Ngen executed an Asset Purchase Agreement on January 2, 2018. From February 2010 to June 2015 Mr. Rhee served as President and CEO, principle engineer and a director CTX Virtual Technologies, Inc. (“CTX”). From 1986 to 2009, Mr. Rhee held executive positions with several multi-national corporations whereby he was responsible for strategic business initiatives including mergers and acquisitions, turnarounds and growth. Mr. Rhee served as an independent director to Vermeer Korea (Construction equipment), Samsung Group (Industrial Products) and Oncidium Health Group (Medical services). Mr. Rhee is a graduate from McGill University in Mechanical Engineering and Certified Management Accounting program (C.M.A.) and is a registered professional engineer. Mr. Rhee has also been named the Interim Chief Financial Officer of the Company.

Edward Carter

In January 2015, Mr. Carter was a founding partner of Ngen, and currently serves as a member of their BOD and Secretary. Mr. Carter’s experience includes all aspects of public company related issues with regards to SEC filings, mergers, acquisitions and corporate communications. Over the past 10 years he served as Director of Investor Relations for several small public companies.

Jason Koo

Dr. Koo has served as Chief Technology Officer for Ngen. Dr. Koo holds a PhD in electronic engineering from Korea Aerospace University and is a recipient of several distinctions and awards for various patents. Dr. Koo has been active in C level positions for multiple public companies over the years. Prior to joining Ngen, Dr. Koo served as the CEO of Hwa Sound Source, a KOSDAQ listed company from 1994 – 2009 and CTO for Celluon from 2009 to 2013.

David Lithwick

Since 2013 Mr. Lithwick served as Ngen’s North American CTO. Mr. Lithwick has extensive engineering and software application experience, spanning 20 years. Prior to joining Ngen, he held various senior positions with well-known technology companies in Canada and in the USA including CTX, BNE Technologies, and ICC Healthcare Technology Group. Mr. Lithwick holds a degree in computer science from the University of Toronto.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company's directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

Directorships

None of the Company's executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and named executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation paid or accrued.

General

During the years ended December 31, 2015 and 2016, we had two executive officers, our Chief Executive Officer, Mr. Ronald Heineman, who is also our Principal Executive Officer and Mr. Henry Fong, was our Chief Financial Officer and also our principal financial officer, until he passed away on December 23, 2016.

Compensation discussion and analysis

Our executive compensation is determined by our Board of Directors, and no compensation is currently accruing by our executive officers.

Summary Compensation Table

SUMMARY COMPENSATION TABLE (1)

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Ronald Heineman	2016	0	0	0	0	0	0
CEO	2015	0	0	0	0	0	0

Henry Fong	2016	0	0	0	0	0	0
CFO	2015	0	0	0	0	0	0

_________

(1)	Unless stated otherwise, the business address for each person named is c/o Greenfield Farms Food, Inc.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our voting securities (Common Stock and Series E and F Preferred Stock) as of June 30, 2018, of (i) each person known to us to beneficially own more than 5% of our stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group. As of June 30, 2018, there were a total of 3,403,855,330 shares of Common Stock issued and outstanding, 1,000 shares of Series E Preferred Stock issued and outstanding and 1,000 shares of Series F Preferred Stock issued and outstanding.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of June 30, 2018, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity, and the address of each of the stockholders listed below is: c/o Greenfield Farms Food, Inc. 5430 LBJ Freeway, Suite 1200, Dallas TX 75240

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)

Common Stock	Clifford Rhee, Chairman and interim CFO	-0-	-0-%

Common Stock	Edward Carter, Director and Secretary	-0-	-0-%

Common Stock	Jason Koo, CEO	-0-	-0-%

Common Stock	David Lithwick, CTO	-0-	-0-%

Common Stock	All Directors and Officers as a Group	-0-	-0-%

Series A Preferred Stock	Venture 10	70,715	73.2%

Series A Preferred Stock	All Directors and Officers as a Group	-0-	-0-%

Series E Preferred Stock	Clifford Rhee, Chairman and interim CFO	500	50%

Series E Preferred Stock	Edward Carter, Director and Secretary	500	50%

Series E Preferred Stock	All Directors and Officers as a Group	1,000	100%

Series F Preferred Stock	Clifford Rhee, Chairman and interim CFO	1,000	100%

Changes in control

Effective December 7, 2017, the Board of Directors of the Company approved the issuance of 1,000 shares of Series F Preferred Stock (the “Series F Preferred Stock Shares”) to Mr. Clifford Rhee, the Chairman of the Board of Directors of the Company, or his assigns, in consideration of his role in the proprietary and intellectual aspects of the Ngen Technologies USA Corp (“Ngen”) that has been assigned to the Company. As a result of the issuance of the Series F Preferred Stock Shares to Mr. Rhee, or his assigns, and the Super Majority Voting Rights, Mr. Rhee obtained voting rights over the Company’s outstanding voting stock on December 11, 2017, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Rhee will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Rhee may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Rhee as an officer or Director of the Company due to the Super Majority Voting Rights. In the event Mr. Rhee is no longer acting as Chairman if the Board of Directors of the Corporation, the shares of Series F Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Entities controlled by the members have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the years ended December 31, 2016 and 2015 for all loans from officers of the Company and other related parties is as follows:

	December 31,
	2016	2015
Beginning balance	$483,932	$321,591
Advances, net	286,053	354,045
Payments	(152,000)	(160,704)
Notes reclassified to non-related party	-0-	(31,000)
Interest added to notes	22,907	-0-
	$640,892	$483,932

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, KLJ & Associates, LLP (“KLJ”) for the years ended December 31, 2016 and 2015. KLJ resigned December 1, 2017, and the audit for the year ended December 31, 2016 was conducted by D Brooks and Associates, CPA’s P.A. Audit fees and other fees are as follows:

Year Ended December 31	2016	2015

Audit Fees (1)	$35,000	$27,800
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

Total Accounting Fees and Services	$35,000	$27,800

_________

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements including review of our quarterly financial statements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Audit Committee's Pre-Approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

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
4.2

Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2013 filed on August 14, 2013)

4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 4, 2013)
4.4	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on October 10, 2014)
4.5	Certificate of Designation of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on December 1, 2017)
4.6	Certificate of Designation of Series F Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on December 15, 2017)
14.1	Code of Ethics (Filed herewith)
31.1	Certification of Principal Executive Officer Sec. 302 (Filed herewith)
31.2	Certification of Principal Financial Officer Sec. 302 (Filed herewith)
32.1	Certification of Chief Executive Officer Sec. 906 (Filed herewith)
32.1	Certification of Chief Financial Officer Sec. 906 (Filed herewith)
101.INS	XBRL Instance Document (Filed herewith)
101.SCH	XBRL Schema Document (Filed herewith)
101.CAL	XBRL Calculation Linkbase Document (Filed herewith)
101.DEF	XBRL Definition Linkbase Document (Filed herewith)
101.LAB	XBRL Label Linkbase Document (Filed herewith)
101.PRE	XBRL Presentation Linkbase Document (Filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENFIELD FARMS FOOD, INC.
(Registrant)

Dated: July 30, 2018	By:	/s/ Jason Koo
Jason Koo
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Clifford Rhee
Clifford Rhee
Interim Chief Financial Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 30, 2018	By:	/s/ Clifford Rhee
Clifford Rhee
Chairman

	By:	/s/ Edward Carter
Edward Carter
Director

GREENFIELD FARMS FOOD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenfield Farms Food, Inc.

We have audited the accompanying consolidated balance sheet of Greenfield Farms Food, Inc. as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Greenfield Farms Food, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Farms Food, Inc. as of December 31, 2015, the results of their operations, and their cash flows, for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
July 20, 2016

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants - Valuation Analysts - Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenfield Farms Food, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenfield Farms Food, Inc. (the Company) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred significant losses and is in need of working capital to operate its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 12 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2017.

Palm Beach Gardens, Florida

July 18, 2018

D. Brooks and Associates CPA’s, P.A. 4440 PGA Boulevard Suite 104, Palm Beach Gardens, FL 33410 – (561) 429-6225

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$25,725	$54,423
Credit card receivables	7,966	4,459
Inventory	33,848	25,309
Deferred charges	-	1,834
Total Current Assets	67,539	86,025

Property and Equipment, net:
Equipment, computer hardware and software	187,933	178,771
Accumulated depreciation	(140,093)	(118,443)
Property and equipment, net	47,840	60,328

Other Assets:
Security deposits	4,128	4,128

Total Assets	$119,507	$150,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$107,162	$72,869
Accrued wages and payroll expenses	18,281	23,444
Accrued interest	57,605	32,342
Accrued interest – convertible notes payable	71,850	48,194
Derivative liabilities	1,376,717	572,565
Notes payable	103,200	81,300
Notes payable – related parties	640,892	483,932
Convertible notes payable, net of debt discount	349,885	319,384

Total Current Liabilities	2,725,592	1,634,030

Stockholders’ Deficit:

Preferred stock, par value $.001
50,000,000 shares authorized; 100,000 shares authorized and 96,623 Series A convertible shares issued and outstanding	97	97
100,000 shares authorized and 44,000 Series B convertible shares issued and outstanding	44	44
1,000 shares authorized and 1,000 Series D shares issued and outstanding	1	1
1,000 Series E convertible shares designated and none issued and outstanding	-	-
1,000 Series F shares designated and 1,000 issued and outstanding	-	-
Common stock, par value $.001
6,450,000,000 shares authorized;
1,867,911,083 and 719,614,372 shares issued and outstanding, respectively	1,867,911	719,614
Additional paid-in capital	(103,784)	890,213
Accumulated deficit	(4,370,355)	(3,093,518)

Total Stockholders' Deficit	(2,606,085)	(1,483,549)

Total Liabilities and Stockholders’ Deficit	$119,507	$150,481

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2016	2015
Revenues:
Food and beverage	$1,459,481	$1,646,269
Vending receipts	5,131	15,322
Total revenues	1,464,612	1,661,591

Cost of Goods Sold	1,169,200	1,420,002

Gross Profit	295,412	241,589

Operating Expenses:
Telephone and utilities	72,891	90,380
Legal, accounting and professional fees	62,194	132,989
Rent	55,250	75,000
Advertising	19,721	13,697
Repairs and maintenance	28,982	26,083
Bank and credit card processing charges	24,306	28,700
Wages and taxes	85,675	97,354
Depreciation	21,650	24,267
Other	165,191	139,898
Total Operating Expenses	535,860	628,368

Loss From Operations	(240,448)	(386,779)

Other Expenses (Income):
Interest expense	88,658	54,260
Derivative expense	28,075	419,475
Change in fair value of derivative liabilities	818,207	(362,572)
Amortization expense of debt discounts	101,449	227,285
Total Other Expenses, net	1,036,389	338,448

Loss Before Provision for Income Tax	(1,276,837)	(725,227)

Provision for Income Tax	-	-

Net Loss	$(1,276,837)	$(725,227)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	1,071,547,425	187,544,227
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Par value	Shares	Par value	capital	deficit	deficit
Balance at January 1, 2015	141,623	$142	4,930,736	$4,931	$1,515,210	$(2,368,291)	$(848,008)

Issuance of common stock to convertible noteholders	-	-	714,682,976	714,682	(624,996)	-	89,686

Issuance of common stock to round up reverse split	-	-	660	1	(1)	-	-

Net loss	-	-	-	-	-	(725,227)	(725,227)

Balance at December 31, 2015	141,623	142	719,614,372	719,614	890,213	(3,093,518)	(1,483,549)

Issuance of common stock to convertible noteholders	-	-	1,148,296,711	1,148,298	(1,097,227)	-	51,071

Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	103,230	-	103,230

Net loss	-	-	-	-	-	(1,276,837)	(1,276,837)

Balance at December 31, 2016	141,623	$142	1,867,911,083	$1,867,911	$(103,784)	$(4,370,355)	$(2,606,085)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,276,837)	$(725,227)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	21,650	24,267
Amortization of deferred financing costs	4,834	9,941
Amortization of discount on debt	101,449	227,285
Interest expense included in note payable, related party	22,907	-
Change in fair value of derivative liabilities	818,207	(362,572)
Initial derivative liability expense	28,075	419,475
Convertible notes issued for services	-	50,000
Changes in Assets and Liabilities:
(Increase) decrease in inventory	(8,539)	4,425
Increase in accounts receivable	(3,507)	(733)
Increase in deferred debt charges	(3,000)	(7,713)
Increase in accounts payable	34,293	10,486
Increase in accrued expenses	56,346	52,448
Net Cash Used in Operating Activities	(204,122)	(297,918)

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,162)	(26,543)
Net Cash Used in Investing Activities	(9,162)	(26,543)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	286,053	354,045
Proceeds from notes payable	22,200	300
Proceeds from convertible notes payable	33,000	128,100
Payments of notes payable - related parties	(152,000)	(160,704)
Payments of notes payable	(300)	(2,700)
Payments on convertible notes payable	(4,367)	-
Net Cash Provided by Financing Activities	184,586	319,041

Net Decrease in Cash and Cash Equivalents	(28,698)	(5,420)
Cash and Cash Equivalents – Beginning of year	54,423	59,843
Cash and Cash Equivalents – End of year	$25,725	$54,423

Supplemental Cash Flow Information:
Cash paid for interest	$4,245	$1,851
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Interest accrued on convertible notes	$43,484	$32,258
Debt discount from fair value of embedded derivatives	$61,100	$249,500
Shares issued for debt and interest on convertible notes	$51,071	$89,686
Accounts payable cancelled in exchange for convertible notes	$730	$31,500
Reclassification of derivatives for conversion of convertible notes	$100,095	$-
Reclassification of derivatives for payments of convertible notes	$3,135	$-

The accompanying notes are an intregal part of these consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS

Greenfield Farms Food, Inc. ("GRAS" or the "Company") was incorporated under the laws of the State of Nevada on June 2, 2008. In October 2013, the Company entered into an Asset Purchase Agreement (the "Agreement") with COHP, LLC ("COHP") through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela's Pizzeria ("Carmela's") through a newly formed wholly-owned subsidiary Carmela's Pizzeria CO, Inc., a Colorado corporation. COHP, LLC was formed on May 1, 2011, under the laws of the State of Ohio. Carmela's presently has two Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full- service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for the years ended December 31, 2016 and 2015, include the accounts of the Company and Carmela's.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of derivative liabilities, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near-term events. Accordingly, actual results could differ significantly from estimates.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, for each fair value hierarchy level:

December 31, 2016	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,376,717	$1,376,717

December 31, 2015
Level I	$-	$-
Level II	$-	$-
Level III	$572,565	$572,565

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2016 or 2015.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. For the years ended December 31, 2016 and 2015, the Company had not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2016, and 2015, the Company’s outstanding convertible debt is convertible into approximately 9,801,804,085 and 9,292,666,667, shares of common stock, respectively. Additionally, as of December 31, 2016, and 2015, there were warrants outstanding to purchase 179,886 shares of common stock.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $19,721 and $13,697 for the years ended December 31, 2016 and 2015, respectively.

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

NOTE 3 – INVENTORIES

Inventory, consisting of food and beverages, is stated at the lower of cost or market and was $33,848 and $25,309 as of December 31, 2016 and 2015, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at December 31:

	2016	2015
Equipment	$187,933	$178,771
Less: Accumulated depreciation	(140,093)	(118,443)
Property and equipment, net	$47,840	$60,328

Depreciation expense was $21,650 and $24,267 for the years ended December 31, 2016 and 2015, respectively.

NOTE 5 – NOTES PAYABLE

In October 2013, COHP assumed a $50,000 promissory note issued by GRAS on May 26, 2011 to Cross Border Capital, LLC. (“Cross Border”). The note is secured by the Company's common stock, bears 8% default interest, and was due on January 26, 2012. The note is currently in default and the default interest rate is 12%. Total interest expense was $12,787 and $4,000 for the years ended December 31, 2016 and 2015, respectively. On December 15, 2016, Cross Border filed a complaint in the State of North Carolina, County of Mecklenburg, for non-payment of the note. On November 17, 2017 Cross Border was granted a judgment against the Company in the amount of $115,234, inclusive of attorney fees. On May 11, 2018, the Company and Cross Border entered into a $85,000 promissory note (the “Promissory Note”) to resolve the matter. The terms of repayment of the Promissory Note are eight payments of $5,000 each beginning on May 14, 2018 and on the 14th of the next seven (7) months, and a final payment of $45,000 on January 14 2019. The Promissory Note contains the personal guaranty of the Company’s Secretary, who is also a Director of the Company.

Additional notes in the amount of $300 were issued in the year ended December 31, 2014 with $100 in payments made against those notes during the year ended December 31, 2014. The remaining balance of these notes of $200 with $11 in interest was repaid in the year ended December 31, 2015. A new note for $300 was issued during the year ended December 31, 2015 and was repaid during the year ended December 31, 2016. During the year ended December 31, 2016, the Company issued two notes in the aggregate of $22,600, and the Company recorded interest expense of $2,400 for the year ended December 31, 2016.

During the year ended December 31, 2015, $31,000 in notes that had been classified as related party in previous periods were reclassified to notes payable as the noteholders were no longer considered parties related to the Company. As a result, the $31,000 in principal and $9,400 in accrued interest is now shown in "notes payable" and "accrued interest" on our balance sheets as of December 31, 2016.

The activity for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Beginning balance	$81,300	$50,200
Advances	22,200	300
Payments	(300)	(200)
Notes reclassified to non-related party	-	31,000
	$103,200	$81,300

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by the members of COHP have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Beginning balance	$483,932	$321,591
Advances, net	286,053	354,045
Payments	(152,000)	(160,704)
Notes reclassified to non-related party	-	(31,000)
Interest added to notes	22,907	-
	$640,892	$483,932

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At December 31, 2014, there was $17,367 outstanding on convertible notes issued to the Gulfstream 1998 Irrevocable Trust (the “Trust”). These notes are convertible at 45% of the lowest trading price in the thirty trading days before the conversion. During the year ended December 31, 2015, a total of $2,500 was repaid on these notes and three notes totaling $13,100 were sold by the Trust to Codes Capital LLC (“Codes Capital”) leaving a remaining balance on the notes of $1,767 at December 31, 2015. During the year ended December 31, 2016, the Company repaid the $1,767. As of December 31, 2016, the Trust notes had a zero balance. As of December 31, 2016, and 2015 the balance of the notes sold to Codes Capital was $13,100.

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates (“Cresthill”) in the principal amount of $25,000 with an interest rate of 8% per annum due on October 29, 2014, in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela's Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. In the quarter ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital Partners, LLC (“Beaufort Capital”) the entire balance of which remained unpaid at both December 31, 2016 and 2015. In the quarter ended June 30, 2015, Cresthill sold $6,250 of their note to MM Visionary Consultants LLC (“MM”), which converted that entire balance to common stock in the quarter ended September 30, 2015 leaving a balance due to MM of $0 as of that date. During the quarter ended September 30, 2015, the remaining $6,250 of the Cresthill note was sold to Microcap Equity Group, LLC (“Microcap Equity”) leaving a remaining balance of $0 as of December 31, 2015 to Cresthill Associates. During the year ended December 31, 2015, Microcap Equity converted $833 of principal into 8,330,000 shares of common stock, leaving a balance due Microcap Equity of $5,417 as of December 31, 2015. During the year ended December 31, 2016, Microcap Equity converted $5,417 of principal and $558 of accrued interest into 119,596,928 shares of common stock at a conversion price of $0.00005. As of December 31, 2016, and 2015, the remaining balance to Microcap Equity was $0 and $5,417, respectively.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the principal amount of $32,500 with an interest rate of 8% per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In 2014, $13,500 was converted and $9,000 of the note was sold to CareBourn Capital LP (“Carebourn”). As of December 31, 2016, and 2015, the remaining balance of the note was $9,000 payable to CareBourn.

On December 9, 2013, the Company issued a convertible promissory note to Carebourn in the principal amount of $5,000 with an interest rate of 8% per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the quarter ended December 31, 2014, CareBourn sold this note to Booski Consulting LLC, a Minnesota limited liability company (“Booski MN”), which during the year ended December 31, 2014, converted $2,600 in principal on the note. On April 5, 2015 Booski MN sold the note to Booski Consulting LLC, a Florida limited liability company (“Booski FL”). During the year ended December 31, 2016, the Company added $386 of accrued interest to the note balance and Booski FL converted $1,763 of principal into 35,260,938 shares of common stock. As of December 31, 2016, and 2015, the remaining balance of the note was $1,073 and $2,400, respectively.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to Carebourn with an interest rate of 8% per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014, the holder converted $5,000 in principal.

During the year ended December 31, 2015, Carebourn sold the remaining $5,000 of the note to Booski MN. On April 5, 2015 Booski MN sold the note to Booski FL. During the year ended December 31, 2016, the Company added $344 of accrued interest to the note. As of December 31, 2016, and 2015, the remaining balance of the note was $5,344 and $5,000, respectively.

On February 18, 2014, the Company issued $62,500 in a convertible promissory note to Carebourn with an interest rate of 8% per annum due in August 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014, the holder converted $4,590 in principal on these notes leaving a balance due of $57,910 at December 31, 2014. During the year ended December 31, 2015, a total of $55,306 in principal on these notes was converted into 513,179,160 shares of common stock at a price equaling $.0001 per share. During the year ended December 31, 2016, $2,604 of principal and $6,937 of accrued interest were converted into 238,396,612 shares of common stock at a conversion price of $0.00004. As of December 31, 2016, and 2015 the remaining balance of the note was $0 and $2,604, respectively.

On March 3, 2014, the Company issued a convertible promissory note to LG Capital Funding LLC (“LG Capital”) in the principal amount of $35,000 with an interest rate of 8% per annum due on February 25, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014, the holder converted $16,200 in principal leaving a balance due of $18,800 as of December 31, 2014. During the year ended December 31, 2015, the entire $18,800 in remaining principal and $2,192 in accrued interest on these notes was converted into 126,923,611 shares of common stock at a price equaling $.0002 per share. The remaining balance due on the note as of December 31, 2016 and 2015, was $0.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays LLC (“Adar Bays”) in the principal amount of $37,000 with an interest rate of 8% per annum due on April 1, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2014 the holder converted $12,004 in principal on these notes leaving a balance due of $24,996 as of December 31, 2014. During the year ended December 31, 2015, a total of $4,543 in principal on these notes was converted into 7,772,000 shares of common stock at a price equaling $.0006 per share. During the year ended December 31, 2016, $4,611 of principal was converted into 92,228,000 shares of common stock at a conversion price of $0.00005. As of December 31, 2016, and 2015, the remaining principal balance of the note was $15,842 and $20,453, respectively.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $25,000 with an interest rate of 10% per annum due on October 17, 2014. The note is convertible by the holder at 60% of the lowest closing bid price in the twenty trading days before the conversion. During the year ended December 31, 2014, $10,345 of these notes were converted. As of December 31, 2016, and 2015, the remaining balance of the note was $14,655.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis in the principal amount of $13,500 with an interest rate of 8% per annum due on April 15, 2015, in exchange for $13,500 in debt owed Mr. Galanis for services rendered to the Company. The note is convertible by the holder at 45% of the lowest closing bid price in the ninety trading days before the conversion. As of December 31, 2016, and 2015, the remaining balance of the note was $13,500.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill in the principal amount of $12,500 with an interest rate of 8% per annum due on July 1, 2015, in exchange for $12,500 in debt owed Cresthill for services rendered to the Company. The note is convertible by the holder at 45% of the lowest closing bid price in the thirty trading days before the conversion. In the quarter ended September 30, 2015, the entire balance of this note was sold to Codes Capital. During the year ended December 31, 2015, Codes Capital, converted a total of $1,763 in principal on these notes to 3,561,539 shares of common stock at a price equaling $.0005 per share. During the year ended December 31, 2016, $1,088 of principal was converted into 24,666,667 shares of common stock at a conversion price of $0.00004. As of December 31, 2016, and 2015, the remaining balance of the note was $9,650 and $10,737, respectively.

On October 9, 2014, the Company issued a convertible promissory note to LG Capital in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2016, $6,925 of principal and $2,369 of accrued interest were converted into 185,871,800 shares of common stock at a conversion price of $0.00005. As of December 31, 2016, and 2015, the remaining balance of the note was $19,575 and $26,500, respectively.

On October 9, 2014, the Company issued a back-end convertible promissory note to LG Capital in the principal amount of $26,500 with an interest rate of 8% per annum due on October 9, 2015. The note was funded on April 14, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. During the year ended December 31, 2016, $3,300 of principal and $218 of accrued interest were converted into 70,364,600 shares of common stock at a conversion price of $0.00005. As of December 31, 2016, and 2015, the remaining balance of the note was $23,200 and $26,500, respectively.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort Capital in the principal amount of $12,500 due on May 3, 2015, with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder at 55% of the lowest closing bid price in the ninety trading days before the conversion. As of December 31, 2016, and 2015, the remaining balance of the note is $12,500.

On February 9, 2015, the Company issued a convertible promissory note to CareBourn in the principal amount of $73,000 due on December 27, 2015, with an interest rate of 12% per annum. The embedded conversion feature included in the note resulted in an initial debt discount of $73,000, an initial derivative expense of $2,285 and an initial derivative liability of $75,285. For the year ended December 31, 2015 amortization of the debt discount of $73,000, was charged to interest expense. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ten trading days before the conversion. During the year ended December 31, 2016, $3,004 of principal was converted into 75,094,038 shares of common stock at a conversion price of $0.00004. As of December 31, 2016, and 2015, the remaining balance of the note was $69,996 and $73,000, respectively.

On April 1, 2015, the Company issued a convertible promissory note to SoFran, LLC in the principal amount of $50,000 due on January 1, 2015, with an interest rate of 12% per annum. This note was issued as part of a consulting contract entered into with SoFran for services to be rendered in connection with the Company's plans to set up a national franchising program. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000, an initial derivative expense of $171,223 and an initial derivative liability of $221,223. For the year ended December 31, 2016, and 2015 amortization of the debt discount of $25,000 and $25,000, respectively, was charged to interest expense. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ten trading days before the conversion. As of December 31, 2016, and 2015, the remaining balance of the note was $50,000.

On May 5, 2015, the Company issued a convertible promissory note to Cresthill in the principal amount of $16,500 due on November 5, 2015, with an interest rate of 8% per annum, in exchange for amounts payable to Cresthill for services rendered, The embedded conversion feature included in the note resulted in an initial debt discount of $16,500, an initial derivative expense of $12,104 and an initial derivative liability of $28,604. For the year ended December 31, 2016, and 2015 amortization of the debt discount of $1,833 and $14,667, respectively, was charged to interest expense. The note is convertible by the holder at 45% of the lowest last sales price in the thirty trading days before the conversion. As of December 31, 2016, and 2015, the remaining balance of the note was $16,500.

On May 27, 2015, the Company issued a convertible promissory note to CareBourn in the principal amount of $10,500 due on February 27, 2016, with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $7,500. The embedded conversion feature included in the note resulted in an initial debt discount of $10,500, an initial derivative expense of $9,507 and an initial derivative liability of $20,007. For the year ended December 31, 2016, and 2015 amortization of the debt discount of $2,333 and $8,167, respectively, was charged to interest expense. The note was convertible by the holder at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. During the year ended December 31, 2016, $10,500 of principal and $1,776 of accrued interest was converted into 306,907,128 shares of common stock at a conversion price of $0.00004. As of December 31, 2016, and 2015, the remaining balance of the note was $0 and $10,500, respectively.

On August 5, 2015, the Company issued a convertible promissory note to Cresthill in the principal amount of $7,500 due on February 5, 2016, with an interest rate of 8% per annum in exchange for amounts payable to Cresthill for services rendered. The embedded conversion feature included in the note resulted in an initial debt discount of $7.500, an initial derivative expense of $2,977 and an initial derivative liability of $10,477. For the year ended December 31, 2016, amortization of the debt discount of $7,500 was charged to interest expense. The note is convertible by the holder at 45% of the lowest last sales price in the thirty trading days before the conversion. As of December 31, 2016, and 2015, the remaining balance of the note was $7,500.

On July 20, 2015, the Company issued a convertible promissory note to CareBourn in the principal amount of $15,500 due on April 20, 2016, with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $12,500. The embedded conversion feature included in the note resulted in an initial debt discount of $15,500, an initial derivative expense of $15,543 and an initial derivative liability of $31,043. For the year ended December 31, 2016, and 2015 amortization of the debt discount of $6,667 and $8,333, respectively, was charged to interest expense. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. As of December 31, 2016, and 2015, the remaining balance of the note was $15,500.

On July 31, 2015, the Company issued a convertible promissory note to the Trust in the principal amount of $2,600 due on July 31, 2016, with an interest rate of 8% per annum. The note was convertible by the holder at 45% of the lowest trading price in the thirty trading days before the conversion. During the year ended December 31, 2016, the Company repaid $2,600 of principal. As of December 31, 2016, and 2015, the remaining balance of the note was $0 and $2,600, respectively.

On November 16, 2015 the Company issued a convertible promissory note to Cresthill in the principal amount of $7,500 due on August 16, 2016 with an interest rate of 8% per annum in exchange for amounts payable to Cresthill for services rendered. The embedded conversion feature included in the note resulted in an initial debt discount of $7.500, an initial derivative expense of $2,111 and an initial derivative liability of $9,611. For the year ended December 31, 2016, amortization of the debt discount of $7,500 was charged to interest expense. The note is convertible by the holder at 45% of the lowest last sales price in the thirty trading days before the conversion. As of December 31, 2016, and 2015, the remaining balance of the note was $7,500.

On March 4, 2016, the Company issued a convertible promissory note to CareBourn in the principal amount of $33,000 due on December 4, 2016, with an interest rate of 12% per annum. Debt issuance costs of $3,000 were recorded for net proceeds to the Company of $30,000. The embedded conversion feature included in the note resulted in an initial debt discount of $33,000, an initial derivative expense of $21,275 and an initial derivative liability of $54,275. For the year ended December 31, 2016, amortization of the debt discount of $33,000 was charged to interest expense. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. As of December 31, 2016, the remaining balance of the note was $33,000.

Total interest expense on these notes was $42,750 and $32,258 for the years ended December 31, 2016 and 2015, respectively.

A summary of the convertible notes payable balance as of December 31, 2016, and 2015 is as follows:

	December 31, 2016	December 31, 2015
Principal balance	$349,884	$359,733
Unamortized discount	-	(40,349)
Ending balance, net	$349,884	$319,384

The following is a roll-forward of the Company’s convertible notes and related discounts for the years ended December 31, 2016, and 2015:

	Principal Balance	Debt Discounts	Total
Balance January 1, 2015	$240,128	$(18,134)	$221,994
New issuances	209,600	(249,500)	(39,900)
Conversions	(89,995)	-	(89,995)
Amortization	-	227,285	227,285
Balance December 31, 2015	359,733	(40,349)	319,384
New issuances	33,000	(61,100)	(28,100)
Accrued interest added to convertible notes	730	-	730
Conversions	(39,212)	-	(39,212)
Cash payments	(4,367)	-	(4,367)
Amortization	-	101,449	101,449
Balance at December 31, 2016	$349,884	$-0-	$349,884

NOTE 8 – DERIVATIVE LIABILITY

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. See Note 7. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments are recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 7.

The Company valued the derivative liabilities at December 31, 2016, and 2015, at $1,376,717 and $572,565, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for the year ended December 31, 2016; a risk-free interest rate of .76% and volatility of 225%. The Company used the Black Scholes valuation model for the year ended December 31, 2015 with the following assumptions; a risk-free interest rate of 02% to .55% and volatility of 31% to 388%.A summary of the activity related to derivative liabilities for the years ended December 31, 2016, and 2015, is as follows:

	2016	2015
Beginning Balance	$572,565	$266,162
Initial Derivative Liability	89,176	668,975
Reclassification for note conversions	(100,095)	(378,858)
Reclassification for note payments	(3,135)	-
Fair Value Change	818,206	16,286
Ending Balance	$1,376,717	$572,565

For the year ended December 31, 2016, the Company recorded derivative expense of $846,281 consisting of the initial derivative expense of $28,075 and the above fair value change of $818,206. For the year ended December 31, 2015, derivative expense of $56,903 was comprised of the initial derivative expense of $419,475 and the above fair value change of $16,286, offset by the reduction of expense of $378,858 for note conversions.

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 6,450,000,000 common shares with a par value of $0.001 per share.

2016 Common Stock Issuances

During the year ended December 31, 2016, the Company issued 1,148,296,711 shares of common stock upon conversion of $39,212 in principal and $11,858 of accrued interest on convertible notes representing a value of approximately $0.00004 per share.

2015 Common Stock Issuances

During the year ended December 31, 2015, the Company issued 714,682,976 shares of common stock upon conversion of $89,686 in principal and interest on convertible notes representing a value of $0.0001 per share.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. This gave effective control of the Company to the holders of the Series A preferred shares. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of December 31, 2016, and 2015, no conversion has taken place and 96,623 shares remain outstanding.

On July 15, 2013, the board of directors of the Company authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock were issued on the conversion of debt payable by the Company, including $40,000 to the Company's then Chief Financial Officer, Henry Fong. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders. As of December 31, 2016, and 2015, 44,000 shares remain outstanding.

Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, our former Chief Executive Officer, in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company did not have sufficient authorized but unissued shares of common stock to allow for any such issuances. As a result of the issuance of the Series D Preferred Stock shares, Mr. Heineman obtained voting rights over the Company's outstanding voting stock on September 24, 2014, which provided him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Heineman was able to exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Heineman may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Heineman as an officer or Director of the Company due to the Super Majority Voting Rights. In the event Mr. Heineman is no longer acting as Chief Executive Officer of the Corporation, the shares of Series D Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety. As of December 31, 2016, and 2015, all 1,000 shares were outstanding. As a result of Mr. Heineman’s resignation on November 28, 2017 as CEO of the Company, the shares of Series D Preferred Stock have been cancelled.

Warrants

In connection with the acquisition in 2013 of the assets of Carmela's Pizzeria, COHP, LLC and its assigns received warrants to purchase a total of 179,886 shares of the Company's common stock for a period of five years in the amounts and exercise prices as follows: 59,962 at $3.00; 59,962 at $6.00; and 59,962 at $7.50.

A summary of the activity of the Company's outstanding warrants at December 31, 2016 and December 31, 2015 is as follows:

	Warrants	Weighted- average exercise price	Weighted- average grant date fair value
Outstanding and exercisable at January 1, 2015	179,886	$5.50	$2.82

Outstanding and exercisable at December 31, 2015	179,886	$5.50	$2.82

Outstanding and exercisable at December 31, 2016	179,886	$5.50	$2.82

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2016:

Exercise price range	Number of warrants outstanding	Weighted- average exercise price	Weighted- average remaining life

$3.00	59,962	$3.00	1.8 years

$6.00	59,962	6.00	1.8 years

$7.50	59,962	7.50	1.8 years

	179,886	$5.50	1.8 years

NOTE 10 – COMMITMENTS

The Company leases its restaurant facilities under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Year ended December 31, 2017	$57,600
2018	51,450
2019	43,200
2020	43,200
Total	$195,450

Rent expense was $55,250 and $75,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

As more fully disclosed in Note 6 – Notes Payable Related Parties, certain officers, directors and stockholders have loaned the Company funds from time-to-time. Information regarding these loans can be found in Note 6.

NOTE 12 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not yet realized significant revenues from operations, recognized significant losses in 2016 and 2015, and is in need of working capital in order to grow its operations. This raises substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, potential private placements of common stock, debt convertible into common stock and by obtaining extended payment terms from certain vendors.

NOTE 13 – INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry-forwards of approximately $2,194,750, which will expire beginning in 2032. This represents the historical net operating loss carry-forwards of the Company for the fiscal years ended December 31, 2016 and 2015. A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2016	2015
Net Operating Loss	$(1,276,837)	$(725,227)
Benefit for income taxes computed using the statutory rate of 34%	434,124	245,073
Permanent Differences	(322,229)	(96,624)
Change in valuation allowance	(111,895)	(148,449)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax assets at December 31, 2016 and 2015, are as follows:

	2016	2015
Net Operating Loss deferred tax asset	$746,218	$634,322
Valuation allowance	(746,218)	(634,322)
	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

From January 1, 2017 to the filing of this report, a total of 1,535,944,914 shares of common stock were issued upon the conversion of $66,592 in principal and interest due on certain of the Company's convertible promissory notes representing an average conversion price of $0.00004 per share.

On January 3, 2017, the Company issued a Convertible Promissory Note dated December 30, 2016 (“Note”) in the principal amount of $279,565 with an interest rate of 12% per annum, due December 30, 2018 to CareBourn (the “Carebourn Note”). The Carebourn Note requires daily payments of principal and/or interest of $600. Any amount of principal or interest on this Note that is not paid following an event of default pursuant to the terms of the Note shall bear interest at the rate of twenty-two percent (22%) per annum until the same is paid. The Conversion Price shall be 40% multiplied by the Market Price (representing a discount rate of 60%). Market Price means the average of the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Corporation’s obligations under the Note are secured by all of the outstanding shares of GRAS’s Series D Preferred Stock held by its Chief Executive Officer, Ronald Heineman (see Note 9). A change in control of the Corporation would occur in the event a default is called pursuant to the terms of the Note and if the Series D shares are transferred to CareBourn.

On November 17, 2017 Cross Border (See Note 5) was granted a judgment against the Company in the amount of $115,234, inclusive of attorney fees. On May 11, 2018, the Company and Cross Border entered into a $85,000 promissory note (the “Promissory Note”) to resolve the matter. The terms of repayment of the Promissory Note are eight payments of $5,000 each beginning on May 14, 2018 and on the 14th of the next seven (7) months, and a final payment of $45,000 on January 14 2019. The Promissory Note contains the personal guaranty of the Company’s Secretary, who is also a Director of the Company.

On November 21, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of increasing the authorized shares of capitals stock to 6,500,000,000 and designating 6,450,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 50,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

Effective November 28, 2017, the Board of Directors approved the filing of a Certificate of Designations establishing the designations, preferences, limitations and relative rights of the Company’s Series E Preferred Stock (the “Designation” and the “Series E Preferred Stock”). The Board of Directors authorized the issuance of up to 1,000 shares of Series E Preferred Stock upon the company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series E Preferred Stock include conversion rights that in the aggregate convert to on a post conversion basis, 85% of the Company’s issued and outstanding common stock at the time of conversion. The Series E Preferred Stock is convertible immediately upon the shares of common stock being available to allow for the conversion that results in 85% of the shares of common stock to be owned in the aggregate by the holders of the Series E Preferred Stock. Additionally, the voting rights of the Series E Preferred Stock while outstanding are equal to the as if converted number of shares. On November 29, 2017, the Company filed the Series E Designation with the Nevada Secretary of State. On January 2, 2018, the Company recorded the issuance of 500 shares of Series E Preferred Stock to Clifford Rhee and 500 shares of Series E Preferred Stock to Edward Carter in conjunction with the signing of the Asset Purchase Agreement (see below).

On November 28, 2017, the Company entered into a Letter of Intent (the “LOI”) with Ngen Technologies USA Corp, (“Ngen”), a Texas corporation. Ngen engages in the business of 3D technologies including automotive, mobile and display. Ngen has also developed new state-of-art automotive muffler/silencer technologies (hereinafter, the “Business”). The Company will acquire, free and clear of all liens, encumbrances, and liabilities, one hundred percent (100%) of Ngen’s muffler technology Business. The acquisition includes Ngen’s rights under its contracts, licenses, purchase orders, privileges, franchises and agreements, and all assets and property owned and used by Ngen in the Business. Pursuant to the LOI, the Company will issue 1,000 shares of Series E Preferred Stock, that is convertible into 85% of the issued and outstanding shares of the Company on a fully diluted basis at the time of conversion.

On November 28, 2017, Ronald Heineman resigned as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company. As a result of Mr. Heineman’s resignation, the Series D Preferred Stock was cancelled. See Note 9.

On November 28, 2017, Mr. Clifford M. Rhee, was appointed Chairman of the Board of Directors (the “BOD”) of the Company and shall serve until his respective successor is duly elected and qualified. Mr. Rhee has also been named the Interim Chief Financial Officer of the Company.

On November 28, 2017, Mr. Edward Carter, was appointed to the BOD of the Company, and shall serve until his respective successor is duly elected and qualified. Mr. Carter was also named Secretary of the Company.

On November 28, 2017, Dr. Jason Koo was named Chief Executive Officer of the Company.

Effective December 7, 2017, the Board of Directors approved the filing of the COD establishing the designations, preferences, limitations and relative rights of the Company’s Series F Preferred Stock (the “Series F Preferred Stock”). The Board of Directors authorized the issuance of up to 1,000 shares of Series F Preferred Stock, which the Board agreed to issue to Mr. Rhee or his assigns, upon the company filing the COD with the Nevada Secretary of State. The COD was filed with the Nevada Secretary of State on December 11, 2017. The terms of the COD of the Series F Preferred Stock include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”). The Series F Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. On December 19, 2017, Mr. Rhee has pledged the Series F Preferred Stock to Carebourn.

On December 19, 2017, the Company issued a Convertible Promissory Note in the principal amount of $552,000 with an interest rate of 12% per annum, due December 19, 2018, to CareBourn (the “Carebourn 2017 Note”). The note carries $72,000 of Original Issue Discount and $25,000 transactional costs to Carebourn. On December 19, 2017, $361,000 was funded, and subsequent fundings were January 29, 2018 ($50,000), May 16, 2018 ($5,000) and June 11, 2018 ($5,000).The Carebourn 2017 Note requires daily payments of principal and/or interest of $500. Any amount of principal or interest on this Note that is not paid following an event of default pursuant to the terms of the Note shall bear interest at the rate of twenty-two percent (22%) per annum until the same is paid. The Conversion Price shall be 50% multiplied by the Market Price (representing a discount rate of 50%). Market Price means the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Corporation’s obligations under the Note are secured by all of the outstanding shares of GRAS’s Series F Preferred Stock held by its Chairman, Clifford Rhee (see above). A change in control of the Corporation would occur in the event a default is called pursuant to the terms of the Carebourn 2017 Note and if the Series F shares are transferred to Carebourn.

In December 2017, the Company was named in a lawsuit alleging that it had executed an asset purchase agreement in May 2017, pursuant to which the sellers (the “Plaintiffs”) of assets to the Company, were to obtain a controlling interest in the Company. The suit alleged that the Company’s current management lacked the authority to direct the activities of the Company as a result of the May 2017 asset purchase agreement. The suit was dismissed in June 2018, for the Plaintiffs’ failure to prosecute the case. The Company has determined that the case was without merit, and that there are no foreseeable consequences or losses to be suffered by the Company as a result of this matter. Accordingly, no amounts have been accrued related to this matter.

On January 4, 2018, the Company acquired the automotive technology Business from Ngen pursuant to an Asset Purchase Agreement (the “APA”). In exchange for acquiring the Ngen automotive technology Business the Company issued in the aggregate 1,000 shares of its Series E Preferred Stock. The Series E Preferred Stock is convertible into a number of shares of common stock that equals 85% of the shares issued and outstanding, post conversion.

On January 16, 2018, the Company entered into Asset Purchase Agreement (the “Agreement”) with Ngen and Ngen Technologies Korea, LTD. (“Nkor”). The Company, Ngen and Nkor are referred to as the Parties. Pursuant to the Agreement, the parties agreed that the Company would purchase assets of Ngen related to Nkor’s design and manufacturing of proprietary 3D mobile display module for the smartphone and other telecom OEM’s. The 3D module once installed during the MCD or OLED manufacturing stage, allows the display of 3D content without the use of 3D glasses (the “NKOR Business”). In consideration for the purchase the Company issued a $7 million promissory note (the “Note”) with a balloon maturity date of January 16, 2022. The Note carries a 5% per annum interest rate, with quarterly payments. Ngen and Nkor are controlled by our officers and directors. The Note is currently in default as the Company has not made the required quarterly interest payments.

On March 25, 2018, the Company issued a $250,000 Promissory Note to Ngen. The Company received $250,000 on March 22, 2108 and pursuant to the repayment terms of the note, the Company is to pay Ngen $100,000 on September 30, 2018 and $150,000 on November 30, 2018.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those disclosed above.

