Form 10-Q
period 2017-03-31
Greenfield Farms Food, Inc.
filed 2019-07-19
CIK 1440517

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 333-157281

GREENFIELD FARMS FOOD, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2909561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway Suite 1200 Dallas, TX 75240

(Address of principal executive offices)

(972)-663-9483

 (Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of July 15, 2019, was 3,403,855,330 shares.

GREENFIELD FARMS FOOD, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2017

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current Assets
Cash	$20,871	$25,725
Credit card receivables	6,890	7,966
Inventory	33,848	33,848
Other current assets	1,025	-
Total Current Assets	62,634	67,539

Property and Equipment
Equipment, computer hardware and software	187,933	187,933
Accumulated depreciation	(145,741)	(140,093)
Property and equipment, net	42,192	47,840

Other Assets
Security deposits	4,128	4,128

Total Assets	$108,954	$119,507

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$80,360	$107,162
Accrued wages and payroll expenses	15,313	18,281
Accrued interest	153,477	129,455
Derivative liability	2,182,954	1,376,717
Notes payable	81,000	103,200
Notes payable – related parties	506,242	640,892
Convertible notes payable, net of debt discount	327,628	349,885

Total Liabilities	3,346,974	2,725,592

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
Series A ConvertibleVoting Preferred Stock; par value $0.001,
100,000 shares authorized and 96,623 shares issued and outstanding	97	97
Series B Convertible Preferred Stock, par value $0.001
100,000 shares authorized and 44,000 shares issued and outstanding	44	44
1,000 Series D Preferred Stock, par value $0.001,
1,000 shares authorized and 1,000 shares issued and outstanding	1	1
Series E Preferred Stock, par value $0.001,
1,000 shares authorized and none issued and outstanding	-	-
Series F Preferred Stock, par value $0.001,
1,000 shares authorized and none issued and outstanding	-	-
Common stock, par value $.001
6,450,000,000 shares authorized;
2,465,247,199 and 1,867,911,083 shares issued and outstanding, respectively	2,465,247	1,867,911
Additional paid-in capital	(595,563)	(103,784)
Accumulated deficit	(5,107,846)	(4,370,355)

Total Stockholders' Deficit	(3,238,020)	(2,606,085)

Total Liabilities and Stockholders’ Deficit	$108,954	$119,507

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Sales
Food and beverage	$300,430	$353,413
Vending receipts	231	2,634
Total sales	300,661	356,047

Cost of Goods Sold	272,876	323,472

Gross Profit	27,785	32,575

Operating Expenses
Legal, accounting and professional fees	914	21,774
Rent	12,950	11,700
Depreciation	5,648	5,155
General and administrative expenses, other	30,206	65,383
Total Operating Expenses	49,717	104,012

Loss From Operations	(21,932)	(71,437)

Other Expenses (Income)
Interest expense	65,339	66,195
Derivative expense (income)	650,220	(78,072)
Total Other Expenses (Income), net	715,559	(11,877)

Loss Before Provision for Income Tax	(737,491)	(59,560)

Provision for Income Tax	-	-

Net Loss	$(737,491)	$(59,560)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	2,342,375,049	905,846,969
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an intregal part of these consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(737,491)	$(59,560)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	5,648	5,155
Amortization of deferred financing costs	-	2,000
Amortization of discount on debt	34,946	50,321
Derivative liabiity expense (income)	650,220	(78,072)
Changes in Assets and Liabilities
Increase in other assets	(1,025)	-
(Increase) decrease in credit card receivable	1,076	(2,614)
Increase in deferred debt charges	-	(3,000)
Increase (decrease) in accounts payable	(26,802)	16,758
Increase in accrued expenses	25,025	6,054
Net Cash used in Operating Activities	(48,403)	(62,957)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties, net	-	49,023
Proceeds from convertible notes payable	234,600	33,000
Payments of notes payable - related parties, net	(134,651)	-
Payments of notes payable	(22,200)	(300)
Payments on convertible notes payable	(34,200)	(4,367)
Net Cash Provided by Financing Activities	43,549	77,356

Net Increse (Decrease) in Cash	(4,854)	14,399
Cash – Beginning	25,725	54,423
Cash End of Period	$20,871	$68,822

Supplemental Cash Flow Information:
Cash paid for interest	$2,400	$17
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Interest accrued on convertible notes	$26,911	$8,663
Debt discount from fair value of embedded derivatives	$279,565	$20,600
Shares issued for debt and interest on convertible notes	$26,974	$10,400
Reclassification of derivative liability upon conversion of debt to equity	$78,583	$-
Reclassification of derivatives for payments of convertible notes	$112,310	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited consolidated financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on July 31, 2018. Interim results of operations for the three months ended March 31, 2017, and 2016, are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period. The consolidated financial statements for the period include the accounts of the Company and Carmela’s. All intercompany transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 for each fair value hierarchy level:

March 31, 2017	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,182,954	$2,182,954

December 31, 2016
Level I	$-	$-
Level II	$-	$-
Level III	$1,376,717	$1,376,717

Credit risk adjustments are applied to reflect the Company's own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. We held no cash equivalents as of March 31, 2017, and December 31, 2016. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. For the three months ended March 31, 2017, and 2016, the Company had not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of March 31, 2017, and 2016, the Company’s outstanding convertible debt is convertible into approximately 15,983,302,143 and 8,228,986,111, shares of common stock, respectively. Additionally, as of March 31, 2017, and 2016, there were warrants outstanding to purchase 179,886 shares of common stock.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $6,352 and $7,463 for the three months ended March 31, 2017, and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, Financial Accounts Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 606, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 are effective for annual and interim periods beginning after December 15, 2017.

ASU 2014-09 provides that an entity should apply a five-step approach for recognizing revenue, including (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The Company is currently working through the assessment phase of implementing this guidance.

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not anticipate this ASU having a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not anticipate this ASU having a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 – INVENTORIES

Inventory, consisting of food and beverages, is stated at the lower of cost or market and was $33,848 as of March 31, 2017, and December 31, 2016.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Equipment	$187,933	$187,933
Less: Accumulated depreciation	(145,741)	(140,093)
Property and equipment, net	$42,192	$47,840

Depreciation expense was $5,648 and $5,155 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 – NOTES PAYABLE

In October 2013, COHP assumed a $50,000 promissory note issued by GRAS on May 26, 2011 to Cross Border Capital, LLC. (“Cross Border”). The note is secured by the Company's common stock and was due on January 26, 2012. The note is currently in default and the default interest rate is 12%. Total interest expense was $2,862 and $1,479 for the three months ended March 31, 2017, and 2016, respectively. On December 15, 2016, Cross Border filed a complaint in the State of North Carolina, County of Mecklenburg, for non-payment of the note. On November 17, 2017 Cross Border was granted a judgment against the Company in the amount of $115,234, inclusive of attorney fees. On May 11, 2018, the Company and Cross Border entered into a $85,000 promissory note (the “Promissory Note”) to resolve the matter. The terms of repayment of the Promissory Note are eight payments of $5,000 each beginning on May 14, 2018 and on the 14th of the next seven (7) months, and a final payment of $45,000 on January 14 2019. The Company remitted 4 payments of $5,000 each during the months of May 2018 through August 2018, and is in default of the Promissory Note. As of March 31, 2017, and December 31, 2016, the principal balance of $50,000 is included in notes payable, and accrued interest of $45,654 and $42,792 as of March 31, 2017, and December 31, 2016, is included in accrued interest. The Promissory Note contains the personal guaranty of the Company’s Secretary, who is also a Director of the Company.

During the year ended December 31, 2016, the Company issued two notes (the “2016 Notes”) in the aggregate of $22,200, and the Company recorded interest expense of $2,400 for the year ended December 31, 2016. In January 2017, the Company paid the 2016 Notes in full.

The activity for the three months ended March 31, 2017, and the year ended December 31, 2016, is as follows:

	March 31, 2017	December 31, 2016
Beginning balance	$103,200	$81,300
Advances	-	22,200
Payments	(22,200)	(300)
	$81,000	$103,200

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Entities controlled by the members of COHP have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Beginning balance	$640,892	$483,932
Advances, net	609,570	286,053
Payments	(744,220)	(152,000)
	$506,242	$640,892

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates (“Cresthill”) in the principal amount of $25,000 with an interest rate of 8% (12% default rate in effect) per annum due on October 29, 2014, in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela's Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. During the year ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital Partners, LLC (“Beaufort”). As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $12,500 payable to Beaufort.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the principal amount of $22,500 with an interest rate of 8% (12% default rate in effect) per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In 2014, $13,500 was converted and $9,000 of the note was sold to CareBourn Capital LP (“Carebourn”). As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $9,000 payable to CareBourn.

On December 9, 2013, the Company issued a convertible promissory note to Carebourn in the principal amount of $5,000 with an interest rate of 8% (12% default rate in effect) per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014, CareBourn sold the note to Booski Consulting LLC, a Minnesota limited liability company (“Booski MN”). On April 5, 2015 Booski MN sold the note to Booski Consulting LLC, a Florida limited liability company (“Booski FL”). As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $1,023.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to Carebourn with an interest rate of 8% (12% default rate in effect) per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2015, Carebourn sold the remaining principal of the note to Booski MN. On April 5, 2015 Booski MN sold the note to Booski FL. During the three months ended March 31, 2017, $2,142 of principal was converted into 47,603,583 shares of common stock at a conversion price of $0.00004. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $3,202 and $5,344, respectively.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays LLC (“Adar Bays”) in the principal amount of $37,000 with an interest rate of 8% (16% default rate in effect) per annum due on April 1, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. As of March 31, 2017, and December 31, 2016, the remaining principal balance of the note was $15,842.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort in the principal amount of $25,000 with an interest rate of 10% (15% default rate in effect) per annum due on October 17, 2014. The note is convertible by the holder at 40% of the lowest closing bid price in the twenty trading days before the conversion. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $14,655.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis for services rendered in the principal amount of $13,500 with an interest rate of 8% (12% default rate in effect) per annum due on April 15, 2015., The note is convertible by the holder at 45% of the lowest closing bid price in the ninety trading days before the conversion. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $13,500.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill for services rendered in the principal amount of $12,500 with an interest rate of 8% (18% default rate in effect) per annum due on July 1, 2015. The note is convertible by the holder at 45% of the lowest closing bid price in the thirty trading days before the conversion. During the year ended December 31, 2015, the note was sold to Codes Capital. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $9,650.

On October 9, 2014, the Company issued a convertible promissory note to LG Capital in the principal amount of $26,500 with an interest rate of 8% (24% default rate in effect) per annum due on October 9, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. During the three months ended March 31, 2017, $10,240 of principal and $3,971 of interest were converted into 284,224,200 shares of common stock at a conversion price of $0.00005. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $9,335 and $19,575, respectively.

On October 9, 2014, the Company issued a back-end convertible promissory note to LG Capital in the principal amount of $26,500 with an interest rate of 8% (24% default rate in effect) per annum due on October 9, 2015. The note was funded on April 14, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $23,200.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort in the principal amount of $12,500 due on May 3, 2015, with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder at 55% of the lowest closing bid price in the ninety trading days before the conversion. As of March 31, 2017, and December 31, 2016, the remaining balance of the note is $12,500.

During the year ended December 31, 2014, there were three convertible notes in the aggregate of $13,100 issued to the Gulfstream 1998 Irrevocable Trust (the “Trust”) with an interest rate of 8% (18% default rate in effect) per annum. These notes are convertible at 45% of the lowest trading price in the thirty trading days before the conversion. During the year ended December 31, 2015, the notes were sold by the Trust to Codes Capital LLC (“Codes Capital”). As of March 31, 2017, and December 31, 2016 the balance of the notes sold to Codes Capital was $13,100.

On February 9, 2015, the Company issued a convertible promissory note to CareBourn in the principal amount of $73,000 due on December 27, 2015, with an interest rate of 12% (22% default rate in effect) per annum. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ten trading days before the conversion. During the three months ended March 31, 2017, $10,620 of principal was converted into 265,508,333 shares of common stock at a conversion price of $0.00004. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $59,376 and $69,996, respectively.

On April 1, 2015, the Company issued a convertible promissory note to SoFran, LLC in the principal amount of $50,000 due on January 1, 2015, with an interest rate of 12% per annum. This note was issued as part of a consulting contract entered into with SoFran, LLC for services to be rendered in connection with the Company's plans to set up a national franchising program. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ten trading days before the conversion. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $50,000.

At varying times in 2015, the Company issued convertible promissory notes to Cresthill in the aggregate principal amount of $31,500 due at various times through August 2016, with an interest rate of 8% per annum (12% default rate in effect), in exchange for amounts payable to Cresthill for services rendered. The notes are convertible by the holder at 45% of the lowest last sales price in the thirty trading days before the conversion. During the three months ended March 31, 2017, Cresthill sold the notes to Carebourn. As of March 31, 2017, and December 31, 2016, the remaining balance of the notes was $31,500.

 On July 20, 2015, the Company issued a convertible promissory note to CareBourn in the principal amount of $15,500 due on April 20, 2016, with an interest rate of 12% (22% default rate in effect) per annum. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $15,500.

On March 4, 2016, the Company issued a convertible promissory note to CareBourn in the principal amount of $33,000 due on December 4, 2016, with an interest rate of 12% (22% default rate in effect) per annum. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. As of March 31, 2017, and December 31, 2016, the remaining balance of the note was $33,000.

On January 3, 2017, the Company issued a Convertible Promissory Note dated December 30, 2016 (“Note”) in the principal amount of $279,565 with an interest rate of 12% (22% default rate in effect) per annum, due December 30, 2018 to CareBourn (the “Carebourn Note”). The Carebourn Note requires daily payments of principal and/or interest of $600. Any amount of principal or interest on this Note that is not paid following an event of default pursuant to the terms of the Note shall bear interest at the rate of twenty-two percent (22%) per annum until the same is paid. The Conversion Price shall be 40% multiplied by the Market Price (representing a discount rate of 60%). Market Price means the average of the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Lenders fees and costs of $44,965 were recorded for net proceeds to the Company of $234,600. The embedded conversion feature included in the note resulted in an initial debt discount of $279,565, an initial derivative expense of $638,503 and an initial derivative liability of $918,068. For the three months ended March 31, 2017, amortization of the debt discount of $34,946 was charged to interest expense. During the three months ended March 31, 2017, $34,200 of principal payments were made and the remaining balance of the note as of March 31, 2017 is $245,365.

Total interest expense on these notes was $26,911 and $8,663 for the three months ended March 31, 2017 and 2016, respectively.

A summary of the convertible notes payable balance as of March 31, 2017, and December 31, 2016, is as follows:

	March 31, 2017	December 31, 2016
Principal balance	$572,247	$349,884
Unamortized discount	244,619	-
Ending balance, net	$327,628	$349,884

The following is a roll-forward of the Company’s convertible notes and related discounts for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Principal Balance	Debt Discounts	Total
Balance January 1, 2016	$359,733	$(40,349)	$319,384
New issuances	33,000	(61,100)	(28,100)
Accrued interest added to convertible notes	730	-	730
Conversions	(39,212)	-	(39,212)
Cash payments	(4,367)	-	(4,367)
Amortization	-	101,449	101,449
Balance December 31, 2016	349,884	-0-	349,884
New issuances	279,565	(279,565)	-0-
Conversions	(23,002)	-	(23,002)
Cash payments	(34,200)	-	(34,200)
Amortization	-	34,946	34,946
Balance at March 31, 2017	$572,247	$244,619	$327,628

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

During the three months ended March 31, 2017, the Company valued the new derivative liabilities at inception at $918,068 and for all convertible notes at March 31, 2017, and December 31, 2016, at $2,182,954 and $1,376,717, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions at inception; a risk-free interest rate of 1.22% and volatility of 369%, at March 31, 2017, a risk-free interest rate range of .91% to 1.21% and volatility of 312% to 317% and for the year ended December 31, 2016; a risk-free interest rate of .76% and volatility of 225%.

A summary of the activity related to derivative liabilities for the three months ended March 31, 2017, and the year ended December 31, 2016, is as follows:

	March 31, 2017	December 31, 2016
Beginning Balance	$1,376,717	$572,565
Initial Derivative Liability	918,068	89,176
Reclassification for note conversions	(78,583)	(100,595)
Reclassification for note payments	(112,310)	(3,135)

Fair Value Change	79,062	812,206
Ending Balance	$2,182,594	$1,376,717

For the three months ended March 31, 2017, the Company recorded derivative expense of $650,220 consisting of the initial derivative expense of $683,468, the above fair value change of $79,062 offset by $112,310 of reclassifications to derivative income for note repayments. For the three months ended March 31, 2016, there was a credit of derivative expense of $78,072 and was comprised of the initial derivative expense of $4,689 and the fair value change of a credit of $82,761.

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 6,450,000,000 common shares with a par value of $0.001 per share.

2017 Common Stock Issuances

During the three months ended March 31, 2017, the Company issued 597,336,116 shares of common stock upon conversion of $23,002 in principal and $3,971 of accrued interest on convertible notes representing a value of approximately $0.00005 per share. As of March 31, 2017, there are 2,465,247,199 shares of common stock issued and outstanding.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of March 31, 2017, and December 31, 2016, no conversion have taken place and 96,623 shares remain outstanding.

On July 15, 2013, the board of directors of the Company authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock were issued on the conversion of debt payable. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company's common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company's shareholders. As of March 31, 2017, and December 31, 2016, 44,000 shares remain outstanding.

Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, our former Chief Executive Officer, in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company did not have sufficient authorized but unissued shares of common stock to allow for any such issuances. As a result of the issuance of the Series D Preferred Stock shares, Mr. Heineman obtained voting rights over the Company's outstanding voting stock on September 24, 2014, which provided him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Heineman was able to exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Heineman may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Heineman as an officer or Director of the Company due to the Super Majority Voting Rights. In the event Mr. Heineman is no longer acting as Chief Executive Officer of the Corporation, the shares of Series D Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety. As of March 31, 2017, and December 31, 2016, all 1,000 shares were outstanding. As a result of Mr. Heineman’s resignation on November 28, 2017 as CEO of the Company, the shares of Series D Preferred Stock have been cancelled.

Warrants

In connection with the acquisition in 2013 of the assets of Carmela's Pizzeria, COHP, LLC and its assigns received warrants to purchase a total of 179,886 shares of the Company's common stock for a period of five years in the amounts and exercise prices as follows: 59,962 at $3.00; 59,962 at $6.00; and 59,962 at $7.50.

A summary of the activity of the Company's outstanding warrants at March 31, 2017 and December 31, 2016 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 1, 2016	179,886	$5.50	$2.82

Outstanding and exercisable at December 31, 2016	179,886	$5.50	$2.82

Outstanding and exercisable at March 31, 2017	179,886	$5.50	$2.82

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of March 31, 2017:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$3.00	59,962	$3.00	1.58 years

$6.00	59,962	6.00	1.58 years

$7.50	59,962	7.50	1.58 years

	179,886	$5.50	1.58 years

NOTE 10 – COMMITMENTS

The Company leases its restaurant facilities under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Remainder for year ended December 31, 2017	$43,825
2018	59,600
2019	60,200
2020	50,600
2021	50,825
Thereafter	83,200
Total	$348,250

Rent expense was $12,950 and $11,700 for the three months ended March 31, 2017, and 2016, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

As more fully disclosed in Note 6 – Notes Payable Related Parties, certain officers, directors and stockholders have loaned the Company funds from time-to-time. Information regarding these loans can be found in Note 6.

NOTE 12 – GOING CONCERN AND MANAGEMENT’S PLANS

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

On January 4, 2018, entered into an Asset Purchase Agreement (the “APA”) with Ngen Technologies USA Corp, (“Ngen”), a Texas corporation, Clifford Rhee (“Rhee”) and Edward Carter (“Carter”), whereby the Company, purchased assets of Ngen related to Ngen’s automotive technology Business. Also, on January 4, 2018, the Company entered into a Spin Out Agreement with Mr. Heineman (the “Buyer”), whereby the Buyer agreed to acquire Carmela’s from the Company in exchange for the Buyer assuming $193,283 of the Company’s debt obligations. On January 16, 2018, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Ngen and Ngen Technologies Korea, LTD. (“Nkor”), whereby the Company purchased assets of Ngen related to Nkor’s design and manufacturing of proprietary 3D mobile display module for the smartphone and other telecom OEM’s. The 3D module once installed during the MCD or OLED manufacturing stage, allows the display of 3D content without the use of 3D glasses (the “NKOR Business”). Effective June 26, 2019, the Company entered into and completed a share exchange agreement (the "Share Exchange Agreement") with Ngen, the common stock shareholders of Ngen (the “Ngen Shareholders”) and Rhee and Carter. Ngen, through its’ wholly owned subsidiary Nkor, invents designs and develops innovative technologies and owns or licenses over 30 patents. Current products include state-of-art automotive muffler/silencer technologies and proprietary 3D mobile display module for smart phones and other telecommunication original equipment manufacturers. Ngen engages in the business of 3D technologies including automotive, mobile and display.

Pursuant to the above asset purchase agreements transactions with Ngen and Nkor, the Company is now focused on the production and delivery of products related to the automotive technology business and the 3D mobile business. Based on the acquisition of NGEN and NKOR, its’ wholly owned subsidiary, the Company will also now be focused on the commercialization of all the intellectual property, owned or licensed by NGEN and NKOR

NOTE 13 – SUBSEQUENT EVENTS

From April 1, 2017 to the filing of this report, a total of 938,608,398 shares of common stock were issued upon the conversion of $31,519 in principal and $8,099 of interest due on certain of the Company's convertible promissory notes representing an average conversion price of $0.00004 per share.

On November 17, 2017 Cross Border (See Note 5) was granted a judgment against the Company in the amount of $115,234, inclusive of attorney fees. On May 11, 2018, the Company and Cross Border entered into a $85,000 promissory note (the “Promissory Note”) to resolve the matter. The terms of repayment of the Promissory Note are eight payments of $5,000 each beginning on May 14, 2018 and on the 14th of the next seven (7) months, and a final payment of $45,000 on January 14 2019. The Promissory Note contains the personal guaranty of the Company’s Secretary, who is also a Director of the Company. The Company remitted 4 payments of $5,000 each during the months of May 2018 through August 2018, and is in default of the Promissory Note.

On November 21, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of increasing the authorized shares of capital stock to 6,500,000,000 and designating 6,450,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 50,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

Effective November 28, 2017, the Board of Directors approved the filing of a Certificate of Designations establishing the designations, preferences, limitations and relative rights of the Company’s Series E Preferred Stock (the “Designation” and the “Series E Preferred Stock”). The Board of Directors authorized the issuance of up to 1,000 shares of Series E Preferred Stock upon the company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series E Preferred Stock include conversion rights that in the aggregate convert to on a post conversion basis, 85% of the Company’s issued and outstanding common stock at the time of conversion. The Series E Preferred Stock is convertible immediately upon the shares of common stock being available to allow for the conversion that results in 85% of the shares of common stock to be owned in the aggregate by the holders of the Series E Preferred Stock. Additionally, the voting rights of the Series E Preferred Stock while outstanding are equal to the as if converted number of shares. On November 29, 2017, the Company filed the Series E Designation with the Nevada Secretary of State. On January 2, 2018, the Company recorded the issuance of 500 shares of Series E Preferred Stock to Rhee and 500 shares of Series E Preferred Stock to Carter in conjunction with the signing of the Asset Purchase Agreement (see below). On June 26, 2019, pursuant to a Share Exchange Agreement (see below), Carter and Rhee each distributed 5 shares of Series E common stock to an unaffiliated Ngen shareholder. As of the date of this report, there are 1,000 shares of Series E Preferred stock issued and outstanding.

On November 28, 2017, Mr. Rhee, was appointed Chairman of the Board of Directors (the “BOD”) of the Company, and shall serve until his respective successor is duly elected and qualified. Mr. Rhee was also named the Interim Chief Financial Officer of the Company.

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

On December 19, 2017, the Company issued a Convertible Promissory Note in the principal amount of $552,000 with an interest rate of 12% per annum, due December 19, 2018, to CareBourn (the “Carebourn 2017 Note”). The note carries $72,000 of Original Issue Discount and $25,000 transactional costs to Carebourn. On December 19, 2017, $361,000 was funded with the remaining The Carebourn 2017 Note requires daily payments of principal and/or interest of $500. Any amount of principal or interest on this Note that is not paid following an event of default pursuant to the terms of the Note shall bear interest at the rate of twenty-two percent (22%) per annum until the same is paid. The Conversion Price shall be 50% multiplied by the Market Price (representing a discount rate of 50%). Market Price means the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Corporation’s obligations under the Note are secured by all of the outstanding shares of GRAS’s Series F Preferred Stock held by its Chairman, Clifford Rhee (see above). A change in control of the Corporation would occur in the event a default is called pursuant to the terms of the Carebourn 2017 Note and if the Series F shares are transferred to Carebourn.

On January 4, 2018, entered into an Asset Purchase Agreement (the “APA”) with Ngen. Ngen engages in the business of 3D technologies including automotive, mobile and display. Ngen has also developed new state-of-art automotive muffler/silencer technologies (the “Business”). The Company acquired the automotive technology Business from Ngen in exchange for in the aggregate 1,000 shares of its Series E Preferred Stock. The Series E Preferred Stock is convertible into a number of shares of common stock that equals 85% of the shares issued and outstanding, post conversion. The acquisition included Ngen’s rights under its contracts, licenses, purchase orders, privileges, franchises and agreements, and all assets and property owned and used by Ngen in the Business.

On January 16, 2018, the Company entered into Asset Purchase Agreement (the “Agreement”) with Ngen and Nkor. The Company, Ngen and Nkor are referred to as the Parties. Pursuant to the Agreement, the parties agreed that the Company would purchase assets of Ngen related to Nkor’s design and manufacturing of proprietary 3D mobile display module for the smartphone and other telecom OEM’s. The 3D module once installed during the MCD or OLED manufacturing stage, allows the display of 3D content without the use of 3D glasses (the “Nkor Business”). In consideration for the purchase the Company issued a $7 million promissory note (the “Note”) with a balloon maturity date of January 16, 2022. The Note carries a 5% per annum interest rate, with quarterly payments. Ngen and Nkor are controlled by our officers and directors.

On November 9, 2018, Rhee resigned from his position as Interim Chief Financial Officer as well as the Chairman of the Board of Directors (the “Board”) of the Company. Also, on November 9, 2018, Mr. Jason Koo resigned from his position as Chief Executive Officer of the Company.

On June 21, 2019, the Board appointed Mr. Rhee to the Board as well as named Mr. Rhee the Chief Executive Officer of the Company. The Board is now comprised of Mr. Carter and Mr. Rhee.

Effective June 26, 2019, the Company entered into and completed a share exchange agreement (the "Share Exchange Agreement") with Ngen, the Ngen Shareholders and Rhee and Carter, whereby Rhee and Carter, prior to the Share Exchange Agreement, were each the holder of 500 shares of our Series E Preferred Stock. Pursuant to the terms of the Share Exchange Agreement, the Ngen Shareholders transferred and exchanged 100% of the common stock of Ngen in exchange for the allocation of the 1,000 shares of the Series E Preferred Stock (the “Share Exchange”). There were no new shares issued in the Share Exchange Agreement. The Ngen Shareholders, as a group, own 100% of the Series E Preferred Stock and our executive officers and directors, as a group, now own 990 of our Series E Preferred Stock representing 99% of our issued and outstanding shares of Series E Preferred Stock. The Series E Preferred Stock is convertible into 85% of our common stock under certain terms and conditions. Upon completion of the share exchange pursuant to the Share Exchange Agreement, Ngen became our wholly owned subsidiary.

Ngen, through its’ wholly owned subsidiary Nkor, invents designs and develops innovative technologies and owns or licenses over 30 patents. Current products include state-of-art automotive muffler/silencer technologies and proprietary 3D mobile display module for smart phones and other telecommunication original equipment manufacturers. Ngen engages in the business of 3D technologies including automotive, mobile and display.

On June 28, 2019, we sold Carebourn LLC, a Delaware limited partnership (“Carebourn LLC”) a convertible promissory note in the principal amount of $1,436,128 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with them dated June 28, 2019. The Note bears interest at the rate of 10% per ninety (90) days and principal is due and payable on June 28, 2020. Interest payments of $143,613 are due on or before September 30, 2019, December 31, 2109, March 31, 2020 and June 28, 2020. We paid $100,195 to cover Carebourn’s transactional expenses and $33,007 was paid directly to professional service providers for past due accounting and auditing fees, which were included in the principal amount of the Note. The principal amount of the Note and all accrued interest thereon is convertible at the option of the holder thereof into our common stock at any time beginning October 1, 2019. The conversion price of the Note is equal to 58% of the lowest price quoted on the OTC Markets for the Company’s common stock during the 30 trading days prior to the conversion date. We may prepay in full the unpaid principal and interest on the Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the Note together with accrued interest thereon; and (b) any time beginning on the 181st day after the issuance date and ending on the 364th day after the issuance date, by paying 150% of the principal amount of the Note together with accrued interest thereon. After the expiration of the 364th day after the issuance date, we have no right of prepayment. The Note also contains customary positive and negative covenants.

On July 5, 2019, we sold More Capital, LLC (“More”) a convertible promissory note in the principal amount of $215,000 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with them dated July 5, 2019. The Note bears interest at the rate of 10% per ninety (90) days and principal is due and payable on June 28, 2020. Interest payments of $21,500 are due on or before September 30, 2019, December 31, 2019, March 31, 2020 and June 28, 2020. We paid $15,000 to cover More’s transactional expenses which is included in the principal amount of the Note. The principal amount of the Note and all accrued interest thereon is convertible at the option of the holder thereof into our common stock at any time beginning October 1, 2019. The conversion price of the Note is equal to 58% of the lowest price quoted on the OTC Markets for the Company’s common stock during the 30 trading days prior to the conversion date. We may prepay in full the unpaid principal and interest on the Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the Note together with accrued interest thereon; and (b) any time beginning on the 181st day after the issuance date and ending on the 364th day after the issuance date, by paying 150% of the principal amount of the Note together with accrued interest thereon. After the expiration of the 364th day after the issuance date, we have no right of prepayment. The Note also contains customary positive and negative covenants.

On July 8, 2019, we sold Carebourn a convertible promissory note in the principal amount of $922,646 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with them dated July 8, 2019. The Note bears interest at the rate of 10% per ninety (90) days and principal is due and payable on July 8, 2020. Interest payments of $92,264 are due on or before September 30, 2019, December 31, 2019, March 31, 2020 and June 28, 2020. We paid $70,146 to cover Carebourn’s transactional expenses and $17,500 was paid directly to professional service providers for accounting and auditing fees, which are included in the principal amount of the Note. The principal amount of the Note and all accrued interest thereon is convertible at the option of the holder thereof into our common stock at any time beginning October 1, 2019. The conversion price of the Note is equal to 58% of the lowest price quoted on the OTC Markets for the Company’s common stock during the 30 trading days prior to the conversion date. We may prepay in full the unpaid principal and interest on the Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the Note together with accrued interest thereon; and (b) any time beginning on the 181st day after the issuance date and ending on the 364th day after the issuance date, by paying 150% of the principal amount of the Note together with accrued interest thereon. After the expiration of the 364th day after the issuance date, we have no right of prepayment. The Note also contains customary positive and negative covenants.

A significant portion of the proceeds received from the above Carebourn LLC, Carebourn and More convertible notes were for the procurement of product for the partial delivery to a customer of the Company’s new state-of-art automotive muffler/silencer technology product.

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

Overview

Our operations consist of Carmela's Pizzeria's, which presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela's offers a full-service menu for Dine In, Carry-out and Delivery, catering as well as pizza buffets in select stores. Carmela's has been noted in Dayton Daily News as one of "The Best Pizzerias" in Dayton.

RESULTS OF OPERATIONS.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

We had a net loss of $737,491 for the three months ended March 31, 2017 compared to a net loss of $59,560 for the three months ended March 31, 2016. This significant change is primarily due to an increase of other expenses of $727,436 in the 2017 period compared to the 2016 period. Other expenses for the three months ended March 31, 2017, are comprised of derivative expenses of $650,220 and interest expense of $65,339 compared to other income from the change in derivative liabilities of $78,072 and interest expense of $66,195 for the three months ended March 31, 2016. Our gross sales in the three months ended March 31, 2017 were $300,661 with cost of goods sold of $272,876 for a gross profit of $27,785, compared to for the three months ended March 31, 2016, of gross sales of $356,047 with cost of goods sold of $323,472 for a gross profit of $32,575. Our sales in the 2017 period decreased $55,386, or approximately 16% versus 2016. Gross profit remained at approximately 9.2% of sales for the three months ended March 31, 2017, and 2016.

Total operating expenses were $49,717 for the three months ended March 31, 2017 versus $104,012 for the three months ended March 31, 2016 resulting in loss from operations of $21,932 and $71,437 in the 2017 and 2016 periods, respectively.

Other Expenses (income)

Other expenses were $715,559 for the three months ended March 31, 2017, compared to other income of $11,877 for the three months ended March 31, 2016. This significant change is due entirely to the derivative expenses related to the derivative liabilities of the Company's convertible notes outstanding. The single largest cause was the expense of $683,468 recorded for the initial derivative liability expense related to a new convertible note issued in January 2017. Additionally, the change in the fair value of derivatives was an expense of $79,062 offset by reclassifications of $112,310 to derivative income for note repayments of $112,310 for the three months ended March 31, 2017, compared to a credit of the derivative expense of $82,761 from the change in derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of March 31, 2017, we had cash of $20,871, a decrease of $4,854, from $25,725 as of December 31, 2016. As of March 31, 2017, we had current liabilities of $3,346,974 (including derivative liabilities of $2,182,954) compared to current assets of $62,633 which resulted in working capital deficit of $3,284,341. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, notes payable-related parties, convertible notes payable, lease liabilities and derivative liabilities.

While we operated the Carmela’s Pizzeria locations through December 31, 2017, on January 4, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) with Ngen Technologies USA Corp, (“Ngen”), a Texas corporation, Clifford Rhee (“Rhee”) and Edward Carter (“Carter”), whereby the Company, purchased assets of Ngen related to Ngen’s automotive technology Business. Also, on January 4, 2018, the Company entered into a Spin Out Agreement with Mr. Heineman (the “Buyer”), whereby the Buyer agreed to acquire Carmela’s from the Company in exchange for the Buyer assuming $193,283 of the Company’s debt obligations On January 16, 2018, the Company entered into Asset Purchase Agreement (the “Agreement”) with Ngen and Ngen Technologies Korea, LTD. (“Nkor”), whereby the Company purchased assets of Ngen related to Nkor’s design and manufacturing of proprietary 3D mobile display module for the smartphone and other telecom OEM’s. The 3D module once installed during the MCD or OLED manufacturing stage, allows the display of 3D content without the use of 3D glasses (the “Nkor Business”). Effective June 26, 2019, the Company entered into and completed a share exchange agreement (the "Share Exchange Agreement") with Ngen, the common stock shareholders of Ngen (the “Ngen Shareholders”) and Rhee and Carter. Ngen, through its’ wholly owned subsidiary Nkor, invents designs and develops innovative technologies and owns or licenses over 30 patents. Current products include state-of-art automotive muffler/silencer technologies and proprietary 3D mobile display module for smart phones and other telecommunication original equipment manufacturers. Ngen engages in the business of 3D technologies including automotive, mobile and display.

Pursuant to the above APA transactions with Ngen and Nkor, the Company is now focused on the production and delivery of products related to the automotive technology business and the 3D mobile business. Based on the acquisition of Ngen and Nkor, its’ wholly owned subsidiary, the Company will also now be focused on the commercialization of all the intellectual property, owned or licensed by Ngen and Nkor.

Until we are able to generate positive cash flow, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. Since March 31, 2017, we have received $2,643,433, from the issuance of $2,910,774 of convertible notes. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2017 was $48,403 compared to $62,957 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the net loss was adjusted by non- cash expenses of $650,220 for derivative expenses and $40,594 for depreciation and amortization expenses. And changes in assets and liabilities for the three months ended March 31, 2017 were $1,728. For the three months ended March 31, 2016, the net loss was adjusted by non- cash expenses of $57,476 for depreciation and amortization expenses and a credit of $78,072 for derivatives and changes in assets and liabilities were $17,198 with increases in accounts payable accounting for the largest increase.

Financing Activities

For the three months ended March 31, 2017, cash flows from financing activities was $43,549 which consisted primarily of proceeds from issuance of convertible notes payable of $234,600 and proceeds from advances and notes payable related parties totaling $609,570. The Company also made payments of $744,221 on related party notes payable, $34,200 on convertible notes payable and $22,200 on notes payable. For the three months ended March 31, 2016, cash flows from financing activities was $77,356, which consisted primarily of proceeds from issuance of convertible notes payable of $33,000 and proceeds from notes payable related parties totaling $49,023 and payments of $4,667 made on notes and convertible notes payable.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to control deficiencies. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. The Company does not have an Audit Committee to oversee management activities, and the Company is dependent on third party consultants for the financial reporting function.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

On November 17, 2017 Cross Border (See Note 5) was granted a judgment against the Company in the amount of $115,234, inclusive of attorney fees. On May 11, 2018, the Company and Cross Border entered into a $85,000 promissory note (the “Promissory Note”) to resolve the matter. The terms of repayment of the Promissory Note are eight payments of $5,000 each beginning on May 14, 2018 and on the 14th of the next seven (7) months, and a final payment of $45,000 on January 14 2019. The Promissory Note contains the personal guaranty of the Company’s Secretary, who is also a Director of the Company. The Company remitted 4 payments of $5,000 each during the months of May 2018 through August 2018, and is in default of the Promissory Note.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2017, the Company issued 597,336,116 shares of common stock upon conversion of $23,002 in principal and $3,971 of interest on convertible notes representing a value of $0.00004 per share.

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

Greenfield Farms Food, Inc.

Date: July 19, 2019	By:	/s/ Clifford Rhee
Clifford Rhee
Principal Executive Officer and Principal Accounting Officer

