Form 10-Q
period 2017-06-30
Greenfield Farms Food, Inc.
filed 2019-07-31
CIK 1440517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-157281

GREENFIELD FARMS FOOD, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2909561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway Suite 1200 Dallas, TX 75240

(Address of principal executive offices)

(972)-663-9483

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s $0.001 par value Common Stock as of July 28, 2019, was 3,403,855,330 shares.

GREENFIELD FARMS FOOD, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2017

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$27,552	$25,725
Credit card receivables	9,106	7,966
Inventory	33,848	33,848
Other current assets	1,037	-
Total Current Assets	71,543	67,539

Property and Equipment
Equipment	187,933	187,933
Accumulated depreciation	(151,389)	(140,093)
Property and equipment, net	36,544	47,840

Other Assets
Security deposits	3,825	4,128

Total Assets	$111,912	$119,507

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$44,721	$104,096
Accounts payable – related parties	130,085	3,066
Accrued wages and payroll expenses	14,389	18,281
Accrued interest	182,503	129,455
Derivative liability	1,816,876	1,376,717
Notes payable	81,000	103,200
Notes payable – related parties	532,762	640,892
Convertible notes payable, net of debt discount	318,809	349,885

Total Liabilities	3,121,145	2,725,592

Stockholders’ Deficit

Preferred stock, par value $.001
50,000,000 shares authorized;
96,623 Series A convertible shares issued and outstanding	97	97
44,000 Series B convertible shares issued and outstanding	44	44
1,000 Series D shares 1,000 issued and outstanding	1	1
1,000 Series E convertible shares designated and none issued and outstanding
1,000 Series F shares designated and 1,000 issued and outstanding
Common stock, par value $.001
6,450,000,000 shares authorized;
3,008,287,961 and 1,867,911,083 shares issued and outstanding, respectively	3,008,288	1,867,911
Additional paid-in capital	(1,056,504)	(103,784)
Accumulated deficit	(4,961,159)	(4,370,355)

Total Stockholders' Deficit	(3,009,233)	(2,606,085)

Total Liabilities and Stockholders’ Deficit	$111,912	$119,507

The accompanying notes are an intregal part of these condensed consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales
Food and beverage	$323,075	$372,670	$623,505	$726,083
Vending receipts	680	1,384	911	4,018
Total sales	323,755	374,054	624,416	730,101

Cost of Goods Sold	343,822	305,847	616,698	629,319

Gross Profit	(20,067)	68,206	7,718	100,782

Operating Expenses
Legal, accounting and professional fees	919	15,869	1,833	37,643
Rent	16,400	16,250	29,350	27,950
Depreciation	5,648	5,536	11,296	10,691
General and administrative expenses, other	51,207	55,704	81,413	121,087
Total Operating Expenses	74,174	93,358	123,892	197,371

Loss From Operations	(94,241)	(25,152)	(116,174)	(96,589)

Other Expenses (Income)
Interest expense	66,085	48,185	131,423	114,380
Derivative expense (income)	(307,013)	(7,791)	343,207	(85,863)
Total Other Expenses (Income), net	(240,928)	40,394	474,630	28,517

Income (Loss) Before Provision for Income Tax	146,687	(65,546)	(590,804)	(125,106)

Provision for Income Tax	-	-	-	-

Net Income (loss)	$146,687	$(65,546)	$(590,804)	$(125,106)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	2,793,911,702	703,198,699	2,568,143,376	905,846,969
Net Loss per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an intregal part of these condensed consolidated financial statements.

GREENFIELD FARMS FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(590,804)	$(125,106)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	11,296	10,691
Amortization of deferred financing costs	-	3,167
Amortization of discount on debt	69,892	73,950
Derivative liability expense (income)	343,207	(85,863)
Changes in Assets and Liabilities
Increase in other assets	(1,037)	-
Increase in credit card receivable	(1,140)	(11,671)
Increase in deferred debt charges	-	(3,000)
Increase (decrease) in accounts payable and accrued expenses	(59,377)	26,396
Increase in accounts payable - related parties	127,019	-
Increase in accrued wages and interest	55,198	14,164
Net Cash used in Operating Activities	(45,746)	(97,272)

Cash Flows from Investing Activities:
Purchases of equipment	-	(9,162)
Decrease in security deposits	303	-
Net Cash provided by (used in) Investing Activities	303	(9,162)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties, net	-	100,455
Proceeds from convertible notes payable	234,600	33,000
Payments of notes payable - related parties, net	(108,130)	-
Payments of notes payable	(22,200)	(300)
Payments on convertible notes payable	(57,000)	(4,367)
Net Cash provided by Financing Activities	47,270	128,788

Net Increase in Cash	1,827	22,354
Cash, Beginning of Period	25,725	54,423
Cash, End of Period	$27,552	$76,777

Supplemental Cash Flow Information:
Cash paid for interest	$2,400	$17
Cash paid for income taxes	-	$-
Non-Cash Investing and Financing Activities:
Debt discount from fair value of embedded derivatives	$279,565	$20,600
Shares issued for debt and interest on convertible notes	$50,010	$10,400
Reclassification of derivatives for conversion of convertible notes	$137,648	$-

The accompanying notes are an intregal part of these condensed consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS

Greenfield Farms Food, Inc. (“GRAS” or the “Company”) was incorporated under the laws of the State of Nevada on June 2, 2008. In October 2013, the Company entered into an Asset Purchase Agreement (the “Agreement”) with COHP, LLC (“COHP”) through which the Company acquired certain of the assets and liabilities of COHP including the operations of Carmela’s Pizzeria (“Carmela’s”) through a newly formed wholly-owned subsidiary Carmela’s Pizzeria CO, Inc., a Colorado corporation. COHP, LLC was formed on May 1, 2011, under the laws of the State of Ohio. Carmela’s presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela’s offers a full- service menu for Dine In, Carry out and Delivery as well as pizza buffets in select stores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited consolidated financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on July 31, 2018. Interim results of operations for the three and six months ended June 30, 2017, and 2016, are not necessarily indicative of future results for the full year. Certain amounts from the 2016 periods have been reclassified to conform to the presentation used in the current period. The consolidated financial statements for the period include the accounts of the Company and Carmela’s. All intercompany transactions have been eliminated in consolidation.

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

•

Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 for each fair value hierarchy level:

June 30, 2017	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,816,876	$1,816,876
December 31, 2016
Level I	$-	$-
Level II	$-	$-
Level III	$1,376,717	$1,376,717

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. We held no cash equivalents as of June 30, 2017, and December 31, 2016. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal tax returns have not been filed since inception. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. For the three and six months ended June 30, 2017, and 2016, the Company had not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of June 30, 2017, and 2016,the Company’s outstanding convertible debt is convertible into approximately 15,545,987,579 and 8,834,167,222, shares of common stock, respectively.Additionally, as of June 30, 2017, and 2016, there were warrants outstanding to purchase 179,886 shares of common stock.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $5,951 and $8,784 for the three months ended June 30, 2017, and 2016, respectively, and $12,304 and $16,247 for the six months ended June 30, 2017, and 2016, respectively.

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

In February 2016, FASBissued Accounting Standards Update (“ASU”) 2016-02, ”Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not anticipate this ASU having a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 ”Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not anticipate this ASU having a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 – INVENTORIES

Inventory, consisting of food and beverages, is stated at the lower of cost or market and was $33,848 as of June 30, 2017, and December 31, 2016.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Equipment	$187,933	$187,933
Less: Accumulated depreciation	(151,389)	(140,093)
Property and equipment, net	$36,544	$47,840

Depreciation expense was $5,648 and $5,536 for the three months ended June 30, 2017, and 2016, respectively, and $11,296 and $10,691 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 5 – NOTES PAYABLE

In October 2013, COHP assumed a $50,000 promissory note issued by GRAS on May 26, 2011 to Cross Border Capital, LLC. (“Cross Border”). The note is secured by the Company’s common stockand was due on January 26, 2012. The note is currently in default and the default interest rate is 12%.Total interest expense was $2,862 and $1,479 for the three months ended March 31, 2017, and 2016, respectively. On December 15, 2016, Cross Border filed a complaint in the State of North Carolina, County of Mecklenburg, for non-payment of the note.On November 17, 2017 Cross Border was granted a judgment against the Company in the amount of $115,234, inclusive of attorney fees. On May 11, 2018, the Company and Cross Border entered into a $85,000 promissory note (the “Promissory Note”) to resolve the matter. The terms of repayment of the Promissory Note are eight payments of $5,000 each beginning on May 14, 2018 and on the 14th of the next seven (7) months, and a final payment of $45,000 on January 14 2019. The Company remitted 4 payments of $5,000 each during the months of May 2018 through August 2018, and is in default of the Promissory Note. As of June 30, 2017, and December 31, 2016, the principal balance of $50,000 is included in notes payable, and accrued interest of $48,516 and $42,792 as of June 30, 2017, and December 31, 2016, is included in accrued interest. The Promissory Note contains the personal guaranty of the Company’s Secretary, who is also a Director of the Company.

During the year ended December 31, 2016, the Company issued two notes (the “2016 Notes”) in the aggregate of $22,200, and the Company recorded interest expense of $2,400 for the year ended December 31, 2016. In January 2017, the Company paid the 2016 Notes in full.

The activity for the three months ended June 30, 2017, and the year ended December 31, 2016, is as follows:

	June 30, 2017	December 31, 2016
Beginning balance	$103,200	$81,300
Advances	-	22,200
Payments	(22,200)	(300)
	$81,000	$103,200

NOTE 6 – ACCOUNTS AND NOTES PAYABLE – RELATED PARTIES

The Company utilizes personnel from a staffing company controlled by members of COHP, whereby the staffing company bills COHP for their services. The Company records the amounts billed and paid to the staffing company in Accounts payable- related party on the balance sheets presented herein. As of June 30, 2017, and December 31, 2016, the balance owed the related party was $130,085 and $3,066, respectively.

Entities controlled by the members of COHP have loaned monies to COHP for working capital purposes. The loans are non-interest bearing and have no specific terms of repayment. A related party loan from KB Air is secured by all the assets of the Company.

The activity for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Beginning balance	$640,892	$483,932
Advances, net	809,694	286,053
Payments	(917,824)	(152,000)
	$532,762	$640,892

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 29, 2013, the Company issued a convertible promissory note to Cresthill Associates (“Cresthill”) in the principal amount of $25,000 with an interest rate of 8% (12% default rate in effect) per annum due on October 29, 2014, in payment of a $25,000 fee for work performed to complete the acquisition of the assets of Carmela’s Pizzeria. This note is convertible by the holder at any time at 45% of the lowest trading price in the ninety trading days before the conversion beginning six months from the issue date. During the year ended December 31, 2014, $12,500 of this note was sold to Beaufort Capital Partners, LLC (“Beaufort”).As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $12,500 payable to Beaufort.

In November 2013, the Company issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the principal amount of $22,500 with an interest rate of 8%(12% default rate in effect) per annum due on August 27, 2014. The note is convertible by the holder after 180 days at 45% of the lowest trading price in the thirty trading days before the conversion. In 2014,$13,500 was convertedand $9,000 of the note was sold to CareBourn Capital LP (“Carebourn”). As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $9,000 payable to CareBourn.

On December 9, 2013, the Company issued a convertible promissory note to Carebourn in the principal amount of $5,000 with an interest rate of 8% (12% default rate in effect) per annum due on June 9, 2014. This note is convertible by the holder at any time at 50% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2014, CareBourn sold the note to Booski Consulting LLC, a Minnesota limited liability company (“Booski MN”). On April 5, 2015 Booski MN sold the note to Booski Consulting LLC, a Florida limited liability company (“Booski FL”). As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $1,023.

In January 2014, the Company issued a total of $10,000 in convertible promissory notes to Carebourn with an interest rate of 8% (12% default rate in effect) per annum due in July 2014. These notes are convertible by the holder at any time at 45% of the average of the three lowest trading prices in the ten trading days before the conversion. During the year ended December 31, 2015, Carebourn sold the remaining principal of the note to Booski MN. On April 5, 2015 Booski MN sold the note to Booski FL. During the six months ended June 30, 2017, $2,142 of principal was converted into 47,603,583 shares of common stock at a conversion price of $0.00004. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $3,202 and $5,344, respectively.

On April 7, 2014, the Company issued a convertible promissory note to Adar Bays LLC (“Adar Bays”) in the principal amount of $37,000 with an interest rate of 8% (16% default rate in effect) per annum due on April 1, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. As of June 30, 2017, and December 31, 2016, the remaining principal balance of the note was $15,842.

On April 17, 2014, the Company issued a convertible promissory note to Beaufort in the principal amount of $25,000 with an interest rate of 10% (15% default rate in effect) per annum due on October 17, 2014. The note is convertible by the holder at 40% of the lowest closing bid price in the twenty trading days before the conversion. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $14,655.

On July 15, 2014, the Company issued a convertible promissory note to Gregory Galanis for services rendered in the principal amount of $13,500 with an interest rate of 8% (12% default rate in effect) per annum due on April 15, 2015., The note is convertible by the holder at 45% of the lowest closing bid price in the ninety trading days before the conversion. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $13,500.

On September 1, 2014, the Company issued a convertible promissory note to Cresthill for services rendered in the principal amount of $12,500 with an interest rate of 8% (18% default rate in effect) per annum due on July 1, 2015. The note is convertible by the holder at 45% of the lowest closing bid price in the thirty trading days before the conversion. During the year ended December 31, 2015, the note was sold to Codes Capital. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $9,650.

On October 9, 2014, the Company issued a convertible promissory note to LG Capital in the principal amount of $26,500 with an interest rate of 8% (24% default rate in effect) per annum due on October 9, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. During the six months ended June 30, 2017,$14,740 of principal and $6,043 of interest were converted into 415,668,600 shares of common stock at a conversion price of $0.00005. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $4,835 and $19,575, respectively.

On October 9, 2014, the Company issued a back-end convertible promissory note to LG Capital in the principal amount of $26,500 with an interest rate of 8% (24% default rate in effect) per annum due on October 9, 2015. The note was funded on April 14, 2015. The note is convertible by the holder at 50% of the lowest closing bid price in the ten trading days before the conversion. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $23,200.

On November 3, 2014, the Company issued a convertible promissory note to Beaufort in the principal amount of $12,500 due on May 3, 2015, with an interest rate of 5% per annum, which accrues only in the event of a default and only from such default date until the note is paid in full. The note is convertible by the holder at 55% of the lowest closing bid price in the ninety trading days before the conversion. As of June 30, 2017, and December 31, 2016, the remaining balance of the note is $12,500.

During the year ended December 31, 2014, there were three convertible notes in the aggregate of $13,100 issued to the Gulfstream 1998 Irrevocable Trust (the “Trust”)with an interest rate of 8% (18% default rate in effect) per annum.These notes are convertible at 45% of the lowest trading price in the thirty trading days before the conversion. During the year ended December 31, 2015, the notes were sold by the Trust to Codes Capital LLC (“Codes Capital”). As of June 30, 2017, and December 31, 2016 the balance of the notes sold to Codes Capital was $13,100.

On February 9, 2015, the Company issued a convertible promissory note to CareBourn in the principal amount of $73,000 due on December 27, 2015, with an interest rate of 12% (22% default rate in effect) per annum. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ten trading days before the conversion. During the six months ended June 30, 2017, $27,084 of principal was converted into 677,104,695 shares of common stock at a conversion price of $0.00004. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $42,912 and $69,996, respectively.

On April 1, 2015, the Company issued a convertible promissory note to SoFran, LLC in the principal amount of $50,000 due on January 1, 2015, with an interest rate of 12% per annum. This note was issued as part of a consulting contract entered into with SoFran, LLC for services to be rendered in connection with the Company’s plans to set up a national franchising program. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ten trading days before the conversion. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $50,000.

At varying times in 2015, the Company issued convertible promissory notes to Cresthill in the aggregate principal amount of $31,500 due at various times through August 2016, with an interest rate of 8% per annum (12% default rate in effect), in exchange for amounts payable to Cresthill for services rendered. The notes are convertible by the holder at 45% of the lowest last sales price in the thirty trading days before the conversion. OnJanuary 3, 2017, Cresthill sold the notes to Carebourn. As of June 30, 2017, and December 31, 2016, the remaining balance of the notes was $31,500.

On July 20, 2015, the Company issued a convertible promissory note to CareBourn in the principal amount of $15,500 due on April 20, 2016, with an interest rate of 12% (22% default rate in effect) per annum. The note is convertible by the holder after 180 days at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. As of June 30, 2017, and December 31, 2016, the remaining balance of the note was $15,500.

On March 4, 2016, the Company issued a convertible promissory note to CareBourn in the principal amount of $33,000 due on December 4, 2016, with an interest rate of 12% (22% default rate in effect) per annum. The note is convertible by the holder at 40% of the three lowest closing bid prices in the ninety trading days before the conversion. As of June 30, 2017, andDecember 31, 2016, the remaining balance of the note was $33,000.

On January 3, 2017, the Company issued a Convertible Promissory Note dated December 30, 2016 (“Note”) in the principal amount of $279,565 with an interest rate of 12% (22% default rate in effect) per annum, due December 30, 2018 to CareBourn (the “Carebourn Note”). The Carebourn Note requires daily payments of principal and/or interest of $600. Any amount of principal or interest on this Note that is not paid following an event of default pursuant to the terms of the Note shall bear interest at the rate of twenty-two percent (22%) per annum until the same is paid. The Conversion Price shall be 40% multiplied by the Market Price (representing a discount rate of 60%). Market Price means the average of the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Lenders fees and costs of $44,965 were recorded for net proceeds to the Company of $234,600. The embedded conversion feature included in the note resulted in an initial debt discount of $279,565, an initial derivative expense of $638,503 and an initial derivative liability of $918,068. For the six months ended June 30, 2017, amortization of the debt discount of $69,891 was charged to interest expense. During the six months ended June 30, 2017, $57,000 of principal payments were made and the remaining balance of the note as of June 30, 2017 is $222,565.

Total interest expense on these notes was $54,528 and $17,839 for the six monthsended June 30, 2017 and 2016, respectively. As of June 30, 2017, and December 31, 2016, accrued interest on these convertible notes was $120,334 and $71,850, respectively.

A summary of the convertible notes payable balance as of June 30, 2017, and December 31, 2016, is as follows:

	June 30, 2017	December 31, 2016
Principal balance	$528,483	$349,884
Unamortized discount	209,674	-
Ending balance, net	$318,809	$349,884

The following is a roll-forward of the Company’s convertible notes and related discounts for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Principal Balance	Debt Discounts	Total
Balance January 1, 2016	$359,733	$(40,349)	$319,384
New issuances	33,000	(61,100)	(28,100)
Accrued interest added to convertible notes	730	-	730
Conversions	(39,212)	-	(39,212)
Cash payments	(4,367)	-	(4,367)
Amortization	-	101,449	101,449
Balance December 31, 2016	349,884	-	349,884
New issuances	279,565	(279,565)	-
Conversions	(43,966)	-	(43,966)
Cash payments	(57,000)	-	(57,000)
Amortization	-	69,891	69,891
Balance at June 30, 2017	$528,483	$209,674	$318,809

NOTE 8 – DERIVATIVE LIABILITY

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. See Note 7. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments are recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, withany excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 7.

During the six months ended June 30, 2017, the Company valued thenew derivative liabilities at inception at $918,068 and for all convertible notes at June 30, 2017, and December 31, 2016, at $1,816,876 and $1,376,717, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions at inception; a risk-free interest rate of 1.22% and volatility of 369%, at June 30, 2017, a risk-free interest rate range of 1.19% to 1.24% and volatility of 227% to 256% and for the year ended December 31, 2016; a risk-free interest rate of .76% and volatility of 225%.

A summary of the activity related to derivative liabilitiesfor the three months ended June 30, 2017, and the year ended December 31, 2016, is as follows:

	June 30, 2017	December 31, 2016
Beginning Balance	$1,376,717	$572,565
Initial Derivative Liability	918,068	89,176
Reclassification for note conversions	(137,648)	(100,595)
Reclassification for note payments	(187,183)	(3,135)
Fair Value Change	(153,078)	812,206
Ending Balance	$1,816,876	$1,376,717

For the six months ended June 30, 2017, the Company recorded derivative expense of $343,207 consisting of the initial derivative expense of $683,468 reduced bythe above fair value change of $153,078and by $187,183 of reclassifications to derivative incomefor note repayments. For the six months ended June 30, 2016, there was a credit of derivative expense of $85,863and was comprised of the initial derivative expense of $28,075 and the fair value change of a credit of $113,938.

NOTE 9 – CAPITAL STOCK

Common Stock

The Company has authorized 6,450,000,000 common shares with a par value of $0.001 per share.

2017 Common Stock Issuances

During the six months ended June 30, 2017, the Company issued 1,140,376,878 shares of common stock upon conversion of $43,966 in principal and $6,044 of accrued interest on convertible notes representing a value of approximately $0.00004 per share. As of June 30, 2017, there are 3,008,287,961shares of common stock issued and outstanding.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock par value $0.001.

The Company authorized 100,000 Series A preferred shares and issued 96,623 Series A shares. The Series A shares have immediate voting rights equivalent to 7,000 shares of common stock for each Series A share and may be converted after a minimum one-year hold at the same rate. The terms called for no conversion or Series A shares coming into the market from these sources until March 28, 2012 at the earliest. As of June 30, 2017, and December 31, 2016, no conversions have taken place and 96,623 shares remain outstanding.

On July 15, 2013, the board of directors of the Company authorized the creation of the Series B Convertible Preferred Stock, which consists of up to 100,000 shares of preferred stock with par value of $0.001 per share and a stated value of $1.00 per share. A total of 44,000 shares of Series B Preferred Stock were issued on the conversion of debt payable. The Series B Convertible Preferred is convertible to common stock at 100% of the stated value divided by 45% of the lowest trading price of the Company’s common stock for the 90 trading days immediately preceding the Conversion Date. The Series B Preferred Stock has voting rights on an as if converted basis on the date of any vote to come before the Company’s shareholders. As of June 30, 2017, and December 31, 2016,44,000 shares remain outstanding.

Effective September 22, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Series D Preferred Stock to Mr. Ronald Heineman, our former Chief Executive Officer, in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company did not have sufficient authorized but unissued shares of common stock to allow for any such issuances. As a result of the issuance of the Series D Preferred Stock shares, Mr. Heineman obtained voting rights over the Company’s outstanding voting stock on September 24, 2014, which provided him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Heineman was able to exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Heineman may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Heineman as an officer or Director of the Company due to the Super Majority Voting Rights. In the event Mr. Heineman is no longer acting as Chief Executive Officer of the Corporation, the shares of Series D Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety. As of June 30, 2017, and December 31, 2016, all 1,000 shares wereoutstanding. As a result of Mr. Heineman’s resignation on November 28, 2017 as CEO of the Company, the shares of Series D Preferred Stock have been cancelled.

Warrants

In connection with the acquisition in 2013 of the assets of Carmela’s Pizzeria, COHP, LLC and its assigns received warrants to purchase a total of 179,886 shares of the Company’s common stock for a period of five years in the amounts and exercise prices as follows: 59,962 at $3.00; 59,962 at $6.00; and 59,962 at $7.50.

A summary of the activity of the Company’s outstanding warrants at June 30, 2017 and December 31, 2016 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 1, 2016	179,886	$5.50	$2.82

Outstanding and exercisable at December 31, 2016	179,886	$5.50	$1.82

Outstanding and exercisable at June 30, 2017	179,886	$5.50	$1.33

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of June 30, 2017:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$3.00	59,962	$3.00	1.33 years

$6.00	59,962	6.00	1.33 years

$7.50	59,962	7.50	1.33 years

	179,886	$5.50	1.33 years

NOTE 10 – COMMITMENTS

The Company leases its restaurant facilities under certain leases with varied expiration dates. Certain leases provide for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Aggregate minimum annual rental payments under the non-cancelable operating leases are as follows:

Remainder for year ended December 31, 2017	$29,425
2018	59,600
2019	60,200
2020	50,600
2021	50,825
Thereafter	83,200
Total	$348,250

Rent expense was $16,400 and $16,250 for the three months ended June 30, 2017,and 2016, respectively, and $29,350 and $27,950 for the six months ended June 30, 2017, and 2016, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

As more fully disclosed in Note 6 – Accounts and Notes Payable Related Parties, certain officers, directors and stockholders have loaned the Company funds from time-to-time. Information regarding these loans can be found in Note 6.

NOTE 12 – GOING CONCERN and MANAGEMENT’S PLANS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not yet realized significant revenues from operations, recognized significant losses in 2017 and 2016, and is in need of working capital in order to grow its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, potential private placements of common stock, debt convertible into common stock and by obtaining extended payment terms from certain vendors.

On January 4, 2018, entered into an Asset Purchase Agreement (the “APA”) with Ngen Technologies USA Corp, (“Ngen”), a Texas corporation, Clifford Rhee (“Rhee”) and Edward Carter (“Carter”), whereby the Company, purchased assets of Ngen related to Ngen’s automotive technology Business. Also, on January 4, 2018, the Company entered into a Spin Out Agreement with Mr. Heineman (the “Buyer”), whereby the Buyer agreed to acquire Carmela’s from the Company in exchange for the Buyer assuming $193,283 of the Company’s debt obligations.On January 16, 2018, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Ngen and Ngen Technologies Korea, LTD. (“Nkor”), whereby the Company purchased assets of Ngen related to Nkor’s design and manufacturing of proprietary 3D mobile display module for the smartphone and other telecom OEM’s. The 3D module once installed during the MCD or OLED manufacturing stage, allows the display of 3D content without the use of 3D glasses (the “NKOR Business”). Effective June 26, 2019, the Company entered into and completed a share exchange agreement (the “Share Exchange Agreement”) with Ngen, the common stock shareholders of Ngen (the “Ngen Shareholders”) and Rhee and Carter. Ngen, through its’ wholly owned subsidiary Nkor, invents designs and develops innovative technologies and owns or licenses over 30 patents. Current products include state-of-art automotive muffler/silencer technologiesand proprietary 3D mobile display module for smart phones and other telecommunication original equipment manufacturers. Ngen engages in the business of 3D technologies including automotive, mobile and display.

Pursuant to the above asset purchase agreementstransactions with Ngen and Nkor, the Company is now focused on the production and delivery of products related to the automotive technology business and the 3D mobile business. Based on the acquisition of Ngen and Nkor, its’ wholly owned subsidiary, the Company will also now be focused on the commercialization of all the intellectual property, owned or licensed by Ngen and Nkor.

NOTE 13 – SUBSEQUENT EVENTS

From July 1, 2017 to the filing of this report, a total of 395,567,636 shares of common stock were issued upon the conversion of $10,525 in principal and $6,027 of interest due on certain of the Company’s convertible promissory notes representing an average conversion price of $0.00004 per share.

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

On November 21, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of increasing the authorized shares of capitalstock to 6,500,000,000 and designating 6,450,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 50,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

Effective November 28, 2017, the Board of Directors approved the filing of a Certificate of Designations establishing the designations, preferences, limitations and relative rights of the Company’s Series E Preferred Stock (the “Designation” and the “Series E Preferred Stock”). The Board of Directors authorized the issuance of up to 1,000 shares of Series E Preferred Stock upon the company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series E Preferred Stock include conversion rights that in the aggregate convert to on a post conversion basis, 85% of the Company’s issued and outstanding common stock at the time of conversion. The Series E Preferred Stock is convertible immediately upon the shares of common stock being available to allow for the conversion that results in 85% of the shares of common stock to be owned in the aggregate by the holders of the Series E Preferred Stock. Additionally, the voting rights of the Series E Preferred Stock while outstanding are equal to the as if converted number of shares. On November 29, 2017, the Company filed the Series E Designation with the Nevada Secretary of State. On January 2, 2018, the Company recorded the issuance of 500 shares of Series E Preferred Stock to Rhee and 500 shares of Series E Preferred Stock toCarterin conjunction with the signing of the Asset Purchase Agreement (see below). On June 26, 2019, pursuant to a Share Exchange Agreement (see below), Carter and Rhee each distributed 5 shares of Series E common stock to an unaffiliated Ngen shareholder. As of the date of this report, there are 1,000 shares of Series E Preferred stock issued and outstanding.

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

On November 28, 2017, Dr. Jason Koowas named Chief Executive Officer of the Company.

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

On January 4, 2018, entered into an Asset Purchase Agreement (the “APA”) with Ngen.Ngen engages in the business of 3D technologies including automotive, mobile and display. Ngen has also developed new state-of-art automotive muffler/silencer technologies (the “Business”). The Companyacquired the automotive technology Business from Ngen in exchange for in the aggregate 1,000 shares of its Series E Preferred Stock. The Series E Preferred Stock is convertible into a number of shares of common stock that equals 85% of the shares issued and outstanding, post conversion. The acquisition includedNgen’s rights under its contracts, licenses, purchase orders, privileges, franchises and agreements, and all assets and property owned and used by Ngen in the Business.

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

Effective June 26, 2019, the Companyentered into and completed a share exchange agreement (the “Share Exchange Agreement”) with Ngen, the Ngen Shareholders and Rhee and Carter, whereby Rhee and Carter, prior to the Share Exchange Agreement, were each the holder of 500 shares of our Series E PreferredStock. Pursuant to the terms of the Share Exchange Agreement, the Ngen Shareholders transferred and exchanged 100% of the common stock of Ngen in exchange for the allocation of the 1,000 shares of theSeries E Preferred Stock (the “Share Exchange”). There were no new shares issued in the Share Exchange Agreement. The Ngen Shareholders, as a group, own 100% of the Series E Preferred Stock and our executive officers and directors, as a group, now own 990 of our Series E Preferred Stock representing 99% of our issued and outstanding shares of Series E PreferredStock. The Series E Preferred Stock is convertible into 85% of our common stock under certain terms and conditions. Upon completion of the share exchange pursuant to the Share Exchange Agreement, Ngen became our wholly owned subsidiary.

Ngen, through its’ wholly owned subsidiary Nkor, invents designs and develops innovative technologies and owns or licenses over 30 patents. Current products include state-of-art automotive muffler/silencer technologiesand proprietary 3D mobile display module for smart phones and other telecommunication original equipment manufacturers. Ngenengages in the business of 3D technologies including automotive, mobile and display.

On June 28, 2019, we sold Carebourn LLC, a Delaware limited partnership (“Carebourn LLC”) a convertible promissory note in the principal amount of $1,436,128 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with them dated June28, 2019. The Note bears interest at the rate of 10% per ninety (90) days and principal is due and payable on June 28, 2020. Interest payments of $143,613 are due on or before September 30, 2019, December 31, 2109, March 31, 2020 and June 28, 2020. We paid $100,195 to cover Carebourn’s transactional expenses and $33,007 was paid directly to professional service providers for past due accounting and auditing fees, which were included in the principal amount of the Note. The principal amount of the Note and all accrued interest thereon is convertible at the option of the holder thereof into our common stock at any time beginning October 1, 2019. The conversion price of the Note is equal to 58% of the lowest price quoted on the OTC Markets for the Company’s common stock during the 30 trading days prior to the conversion date. We may prepay in full the unpaid principal and interest on the Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the Note together with accrued interest thereon; and (b) any time beginning on the 181st day after the issuance date and ending on the 364th day after the issuance date, by paying 150% of the principal amount of the Note together with accrued interest thereon. After the expiration of the 364th day after the issuance date, we have no right of prepayment. The Note also contains customary positive and negative covenants.

On July 5, 2019, we sold More Capital, LLC (“More”) a convertible promissory note in the principal amount of $215,000 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with them dated July5, 2019. The Note bears interest at the rate of 10% per ninety (90) days and principal is due and payable on June28, 2020. Interest payments of $21,500 are due on or before September 30, 2019, December 31, 2019, March 31, 2020 and June 28, 2020. We paid $15,000 to cover More’s transactional expenses which is included in the principal amount of the Note.The principal amount of the Note and all accrued interest thereon is convertible at the option of the holder thereof into our common stock at any time beginning October 1, 2019. The conversion price of the Note is equal to 58% of the lowest price quoted on the OTC Markets for the Company’s common stock during the 30 trading days prior to the conversion date. We may prepay in full the unpaid principal and interest on the Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the Note together with accrued interest thereon; and (b) any time beginning on the 181st day after the issuance date and ending on the 364th day after the issuance date, by paying 150% of the principal amount of the Note together with accrued interest thereon. After the expiration of the 364th day after the issuance date, we have no right of prepayment.The Note also contains customary positive and negative covenants.

On July 8, 2019, we sold Carebourn a convertible promissory note in the principal amount of $922,646 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with them dated July 8, 2019. The Note bears interest at the rate of 10% per ninety (90) days and principal is due and payable on July 8, 2020. Interest payments of $92,264 are due on or before September 30, 2019, December 31, 2019, March 31, 2020 and June 28, 2020. We paid $70,146 to cover Carebourn’s transactional expenses and $17,500 was paid directly to professional service providers for accounting and auditing fees, which are included in the principal amount of the Note.The principal amount of the Note and all accrued interest thereon is convertible at the option of the holder thereof into our common stock at any time beginning October 1, 2019. The conversion price of the Note is equal to 58% of the lowest price quoted on the OTC Markets for the Company’s common stock during the 30 trading days prior to the conversion date. We may prepay in full the unpaid principal and interest on the Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the Note together with accrued interest thereon; and (b) any time beginning on the 181st day after the issuance date and ending on the 364th day after the issuance date, by paying 150% of the principal amount of the Note together with accrued interest thereon. After the expiration of the 364th day after the issuance date, we have no right of prepayment.The Note also contains customary positive and negative covenants.

On July 29, 2019, we sold Carebourn a convertible promissory note in the principal amount of 1,086,288 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with them dated July 29, 2019. The Note bears interest at the rate of 10% per ninety (90) days and principal is due and payable on July 29, 2020. Interest payments of $108,629 are due on or before October 29, 2019, January 29, 2019, April 29, 2020 and July 29, 2020. We paid $75,788 to cover Carebourn’s transactional expenses and $7,500 was paid directly to professional service providers for accounting fees, which are included in the principal amount of the Note. The principal amount of the Note and all accrued interest thereon is convertible at the option of the holder thereof into our common stock at any time beginning October 29, 2019. The conversion price of the Note is equal to 58% of the lowest price quoted on the OTC Markets for the Company’s common stock during the 30 trading days prior to the conversion date. We may prepay in full the unpaid principal and interest on the Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the Note together with accrued interest thereon; and (b) any time beginning on the 181st day after the issuance date and ending on the 364th day after the issuance date, by paying 150% of the principal amount of the Note together with accrued interest thereon. After the expiration of the 364th day after the issuance date, we have no right of prepayment. The Note also contains customary positive and negative covenants.

A significant portion of the proceeds received from the above Carebourn LLC, Carebourn and More convertible notes were for the procurement of product for the partial delivery to a customer of the Company’s new state-of-art automotive muffler/silencer technology product.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

We make certain forward-looking statements in this report. Statements that are not historical facts included in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, pending legal proceedings, business strategies, expansion and growth of the Company’s operations, and cash flow. Factors that could cause actual results to differ materially (“Cautionary Disclosures”) are described throughout this Form 10-Q. Cautionary Disclosures include, among others: general economic conditions, the strength and financial resources of the Company’s competitors, environmental and governmental regulation, labor relations, availability and cost of employees, material and equipment, regulatory developments and compliance, fluctuations in currency exchange rates and legal proceedings. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” “Description of Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the factors discussed in the section entitled “Risk Factors” and the following:

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

Overview

Our operations consist of Carmela’s Pizzeria’s, which presently has three Dayton, Ohio area locations offering authentic New York style pizza. Carmela’s offers a full-service menu for Dine In, Carry-out and Delivery, catering as well as pizza buffets in select stores. Carmela’s has been noted in Dayton Daily News as one of “The Best Pizzerias” in Dayton.

RESULTS OF OPERATIONS.

For the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

We had a net loss of $590,804 for the six months ended June 30, 2017 compared to a net loss of $125,106 for the six months ended June 30, 2016. This significantchange is primarily due to an increase of other expenses of $446,114 in the 2017 period compared to the 2016 period. Other expenses for the six months ended June 30, 2017, are comprised of derivative expenses of $343,207 and interest expense of $131,423 compared to other income from the change in derivative liabilities of $85,863and interest expense of $114,380 for the six months ended June 30, 2016. Our gross sales in the six months ended June 30, 2017 were $624,416 with cost of goods sold of $616,698 for a gross profit of $7,718, compared to six months ended June 30, 2016, of gross sales of $730,101 with cost of goods sold of $629,319 for a gross profit of $100,782. Our sales in the 2017 period decreased $105,685, or approximately 14.5% versus 2016. Gross profit decreased to approximately1.2% of sales for the six months ended June 30, 2017, compared to 13.8% for the six months ended June 30,2016. For the three months ended June 30, 2017, sales decreased to $323,755 from $374,054 for the three months ended June 30, 2016.

Total operating expenses were $74,174 and $123,892 for the three and six months ended June 30, 2017, respectively, compared to $93,358 and $197,371 for the three and six months ended June 30, 2016, respectively.Professional fees and other operating expenses were main reasons for the decreases in the 2017 periods compared to the 2016 periods. As a result of the above activity, losses from operations were $94,241 and $116,174 for the three and six months ended June 30, 2017, respectively, compared to $25,152 and $96,589 for the three and six months ended June 30, 2016, respectively.

Other Expenses (income)

Other expenses were $474,630 for the six months ended June 30, 2017, compared to $28,517 for the six months ended June 30, 2016. This significant change is predominantly due to the derivative expenses related to the derivative liabilities of the Company’s convertible notes outstanding. For the six months ended June 30, 2017, anexpense of $683,468was recorded for the initial derivative liability expense related to a new convertible note issued in January 2017. This expense was reduced for the change in the fair value of derivatives of $153,078and by reclassifications of $187,183to derivative income for note repayments for the six months ended June 30, 2017, compared to a credit of the derivative expense of $85,863 from the change in derivative liability for the six months ended June 30, 2016. For the three months ended June 30, 2017, the Company had other income, net, of $240,928 compared to other expenses of $40,394 for the three months ended June 30, 2016. The other income, net for the 2017 period was a result of interest expense of $66,085, offset be the change in fair value of derivatives of $307,013, as a result of a decrease in the fair value of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of June 30, 2017, we had cash of $27,552, an increase of $1,827, from $25,725 as of December 31, 2016. As of June 30, 2017, we had current liabilities of $3,121,145 (including derivative liabilities of $1,816,876) compared to current assets of $71,543 which resulted in working capital deficit of $3,049,602. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, notes payable-related parties, convertible notes payable, lease liabilities and derivative liabilities.

While we operated the Carmela’s Pizzeria locations through December 31, 2017, on January 4, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) with Ngen Technologies USA Corp, (“Ngen”), a Texas corporation, Clifford Rhee (“Rhee”) and Edward Carter (“Carter”), whereby the Company, purchased assets of Ngen related to Ngen’s automotive technology Business. Also, on January 4, 2018, the Company entered into a Spin Out Agreement with Mr. Heineman (the “Buyer”), whereby the Buyer agreed to acquire Carmela’s from the Company in exchange for the Buyer assuming $193,283 of the Company’s debt obligations On January 16, 2018, the Company entered into Asset Purchase Agreement (the “Agreement”) with Ngen and Ngen Technologies Korea, LTD. (“Nkor”), whereby the Company purchased assets of Ngen related to Nkor’s design and manufacturing of proprietary 3D mobile display module for the smartphone and other telecom OEM’s. The 3D module once installed during the MCD or OLED manufacturing stage, allows the display of 3D content without the use of 3D glasses (the “Nkor Business”). Effective June 26, 2019, the Company entered into and completed a share exchange agreement (the “Share Exchange Agreement”) with Ngen, the common stock shareholders of Ngen (the “Ngen Shareholders”) and Rhee and Carter. Ngen, through its’ wholly owned subsidiary Nkor, invents designs and develops innovative technologies and owns or licenses over 30 patents. Current products include state-of-art automotive muffler/silencer technologiesand proprietary 3D mobile display module for smart phones and other telecommunication original equipment manufacturers. Ngen engages in the business of 3D technologies including automotive, mobile and display.

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

Until we are able to generate positive cash flow, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. Since June 30, 2017, we have received $3,653,933, from the issuance of $3,997,062 of convertible notes. Approximately $3,000,000 of this amount was received since June 28, 2019, and was used for procurement of product for the partial delivery to a customer of the Company’s new state-of-art automotive muffler/silencer technology product (‘mufflers”). We delivered 200,000 mufflers in July 2019 to our customer. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $45,746 compared to $97,272 for the six months ended June 30, 2016.For the six months ended June 30, 2017, the net loss was adjusted by non- cash expenses of $343,207 for derivative expenses and $81,188 for depreciation and amortization expenses.Changes in assets and liabilities for the six months ended June 30, 2017 were $120,663. For the six months ended June 30, 2016, the net loss was adjusted by non- cash expenses of $87,808 for depreciation and amortization expenses, a credit of $85,863 for derivatives and changes in assets and liabilities were $25,889 with increases in accounts payable accounting for the largest increase.

Financing Activities

For the six months ended June 30, 2017, cash flows from financing activities was $47,270which consisted primarily of proceeds from issuance of convertible notes payable of $234,600 and net repayments of advances and notes payable related parties totaling $108,130. The Company also made payments of $57,000 on convertible notes payable and $22,200 on notes payable. For the six months ended June 30, 2016, cash flows from financing activities was $128,788, which consisted primarily of proceeds from issuance of convertible notes payable of $33,000 and proceeds from notes payable related parties totaling $100,455and payments of $4,667 made on notes and convertible notes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2017, the Company issued 1,140,376,878 shares of common stock upon conversion of $43,966 in principal and $6,044 of accrued interest on convertible notes representing a value of approximately $0.00004 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibits required to be filed by Item 601:

_____________

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

Greenfield Farms Food, Inc.

Date: July 31, 2019	By:	/s/ Clifford Rhee
Clifford Rhee
Principal Executive Officer and Principal Accounting Officer

